Form 10-Q
period 1993-12-26
SCI SYSTEMS INC
filed 1994-02-09
CIK 87744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________


FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 1993

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission file Number 0-2251

              SCI SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

   Delaware                                    63-0583436
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

c/o SCI Systems (Alabama), Inc.
    2101 West Clinton Avenue
    Huntsville, Alabama                           35805
(Address of principal executive offices)        (Zip Code)
          ______________________________________________


(302) 998-0592
(Registrant's telephone number, including area code)
_______________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        [X] Yes [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $.10 par value - 27,147,832 Shares
Outstanding as of January 18, 1994






SCI SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                December 26,      June 30,
                                                    1993             1993
(In thousands of dollars)                                            (*)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                          $ 20,866       $ 15,846
Accounts receivable                                 228,362        208,777
Inventories - NOTE C                                308,556        341,348
Refundable income taxes                               6,583          6,814
Deferred federal and foreign income taxes             5,127          5,555
Other current assets                                  7,747          1,702
                                                    -------        -------
TOTAL CURRENT ASSETS                                577,241        580,042


PROPERTY, PLANT AND EQUIPMENT
(Less accumulated depreciation and amortization
of $197,969 at December 26, 1993 and $175,097
at June 30, 1993)                                   182,048        184,032

GOODWILL
(Less accumulated amortization of $9,510 at
December 26, 1993 and $8,265 at June 30, 1993)        7,092          7,915


INVESTMENTS HELD IN TRUST FOR
 DEFERRED COMPENSATION PLAN                           3,607           -0-

OTHER NONCURRENT ASSETS                               8,848          8,350
                                                   --------       --------
TOTAL ASSETS                                       $778,836       $780,339
                                                   ========       ========
* Condensed from audited consolidated financial statements.
See notes to condensed consolidated financial statements.



SCI SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                               December 26,       June 30,
                                                    1993            1993
(In thousands of dollars)                                            (*)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses              $171,278       $214,773
Accrued payroll and related expenses                 15,099         15,920
Federal, foreign, and state income taxes              5,397          8,735
Current maturities of long-term debt                  4,825          4,098
                                                   --------       --------
TOTAL CURRENT LIABILITIES                           196,599        243,526

DEFERRED INCOME TAXES                                 3,893          3,893

NONCURRENT ACCRUED PENSION COSTS                      5,821          5,821

DEFERRED COMPENSATION                                 3,607           -0-

LONG-TERM DEBT - NOTE D
Industrial revenue bonds                             23,277         23,742
Long-term notes                                     212,142        186,643
Convertible subordinated debentures                  38,878         38,858
                                                    -------        -------
TOTAL LONG-TERM DEBT                                274,297        249,243

COMMITMENTS AND CONTINGENCIES - NOTE E

SHAREHOLDERS' EQUITY
Preferred stock, 500,000 shares authorized
but unissued                                            -0-            -0-
Common stock, $.10 par value: authorized
50,000,000 shares; issued 27,127,832 shares
at December 26 ,1993 and 27,085,282 shares
at June 30 ,1993                                      2,713          2,709
Capital in excess of par value                      123,118        122,785
Retained earnings                                   176,411        160,791
Currency translation adjustment                      (7,282)        (8,027)
                                                    -------        -------
                                                    294,960        278,258
Less treasury stock (at cost): 29,683 shares
at December 26, 1993 and 35,000 shares
at June 30, 1993                                       (341)          (402)
                                                    -------        -------
TOTAL SHAREHOLDERS' EQUITY                          294,619        277,856
                                                    -------        -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $778,836       $780,339
                                                   ========       ========
* Condensed from audited consolidated financial statements.
See notes to condensed consolidated financial statements.


SCI SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                     Quarter Ended:
(In thousands of dollars except
for per share data)                            December 26,   December 27,
                                                   1993           1992
Net sales                                          $447,652       $450,629
Cost and expenses                                   431,641        436,497
Goodwill amortization                                   433            500
                                                    -------        -------
OPERATING INCOME                                     15,578         13,632

Other income/(expense):
Interest expense                                     (3,645)        (4,796)
Other income (expenses), net                           (249)           (54)
                                                    --------        ------
INCOME BEFORE INCOME TAXES                           11,684          8,782

Income taxes - NOTE B                                 3,913          2,371
                                                    -------        -------
NET INCOME                                         $  7,771       $  6,411
                                                   ========       ========

Earnings per share - NOTE A:
  Primary                                             $.28            $.30
  Fully diluted                                        .28             .27

Weighted average number of shares used
in computation:
  Primary                                       27,699,465      21,550,361
  Fully diluted                                 27,699,465      29,422,250


See notes to condensed consolidated financial statements.


SCI SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                        Six Months Ended:
(In thousands of dollars except
for per share data)                            December 26,   December 27,
                                                    1993          1992

Net sales                                          $874,296       $800,156
Cost and expenses                                   842,787        775,734
Goodwill amortization                                   865            971
                                                    -------        -------
OPERATING INCOME                                     30,644         23,451

Other income/(expense):
 Interest expense                                    (7,568)        (8,854)
 Other income (expenses), net                           (17)           (48)
                                                    -------        -------
INCOME BEFORE INCOME TAXES                           23,059         14,549

Income taxes - NOTE B                                 7,439          3,928

NET INCOME                                         $ 15,620       $ 10,621
                                                   ========       ========

Earnings per share - NOTE A:
  Primary                                              $.56           $.49
  Fully diluted                                         .56            .47

Weighted average number of shares used
in computation:
  Primary                                        27,697,126     21,464,321
  Fully diluted                                  27,697,126     29,427,747

See notes to condensed consolidated financial statements.


SCI SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                   Six Months Ended:
(In thousands of dollars)                      December 26,   December 27,
                                                   1993            1992

OPERATING ACTIVITIES
Net income                                      $    15,620    $    10,621
Adjustments to reconcile net income
to cash used for operations:
   Depreciation and amortization                     24,374         20,006
   Effect of property, plant and equipment
     disposals                                           60            109
   Unrealized foreign currency exchange gain           (108)           -0-
   Deferred income taxes                                427            -0-
   Other                                                 59            -0-
Changes in current assets and liabilities:
   Accounts receivable                              (19,071)       (59,288)
   Inventories                                       33,272        (82,027)
   Refundable income taxes                              231            (68)
   Other current assets                              (6,044)           718
   Accounts payable and accrued expenses            (44,901)        40,238
   Income taxes                                      (4,052)            17
                                                  ---------      ---------
NET CASH USED FOR OPERATING ACTIVITIES                 (133)       (69,674)
                                                  ---------      ---------
INVESTING ACTIVITIES
Purchase of property, plant, and equipment          (21,282)       (38,109)
Proceeds from sale of property, plant
  and equipment                                         109            258
Increase in  noncurrent assets                         (608)           (46)
                                                  ---------      ---------
NET CASH USED FOR INVESTING ACTIVITIES              (21,781)       (37,897)
                                                  ---------      ---------
FINANCING ACTIVITIES
Net increase in commercial paper                     49,179         26,903
Payments on long-term debt                       (1,451,367)      (426,409)
Proceeds from long-term debt                      1,427,909        490,711
Issuance of common stock                                337            877
                                                  ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES            26,058         92,082
                                                  ---------      ---------
Effect of exchange rate changes on cash                 876          4,601
                                                  ---------      ---------
Net increase (decrease) in cash and
  cash equivalents                                   5,020         (10,888)
Cash and cash equivalents at
 beginning of period                                15,846          38,722
                                                  ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $    20,866      $   27,834
                                                 =========       =========

Cash equivalents consist of short-term deposits and liquid marketable securities which are stated at cost that approximates market value.

See notes to condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 26, 1993
(Unaudited)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions.
The financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements (and all other information in this report) have not been examined by independent auditors, but in the opinion of the Company all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the period, have been made. The results of operations for the period ended December 26, 1993, are not necessarily indicative of the results of operations for the year ending
June 30, 1994. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 1993.

Primary earnings per share are based on the weighted average number of common stock and dilutive common stock equivalents outstanding during each period. Common stock equivalents consist of stock options whose exercise price is less than the stipulated market price using the Treasury-stock method for both primary and fully diluted earnings per share. The fully diluted computation, when required, assumes the dilutive conversion of the Company's outstanding convertible debenture issues, after adding back the debentures' after-tax interest expense. In the second quarter and first six months of fiscal year 1994, the assumed conversion of outstanding convertible debentures was not dilutive.

NOTE B - INCOME TAXES
The Company provides U.S. income taxes on that portion of its foreign subsidiaries' earnings that it does not consider permanently invested.
U.S. income taxes are not provided on certain undistributed earnings of foreign subsidiaries aggregating approximately $46,400,000 at December 26, 1993. Otherwise, approximately $13,100,000 of cumulative deferred income taxes would have been provided. Income tax provision for the first six months of fiscal year 1994 differs from the U.S. statutory income tax rate, primarily due to lower effective income taxes on foreign earnings considered permanently invested.

NOTE C - INVENTORIES
Program related costs (excluding A-12 related costs as described in Note E) in excess of currently negotiated contracts and included in inventory approximated $5,800,000 and $7,630,000 at December 26, 1993, and June 30, 1993, respectively. The Company's policy is to defer only those costs in excess of current contract value that relate to government programs entered into before December 31, 1990, that it believes will be continued, or in the case of pending claims, that it believes are fully recoverable.

NOTE D - CHANGES IN AMOUNT OUTSTANDING OF SECURITIES OR INDEBTEDNESS Outstanding borrowings under the Company's Revolving Credit and Commercial Paper agreements were approximately $29,000,000 greater at December 26, 1993,
than at June 30, 1993.   Total unused credit facilities available to the
Company at December 26, 1993, approximated $119,000,000.

The Company has two interest rate swap agreements that effectively converted $19,400,000 of its variable prime interest rate borrowings outstanding at December 26, 1993, to a fixed rate of 7.29% per annum. The agreements expire on October 1, 2003. The initial notional amount of the agreements was $20,000,000, which declines $600,000 each quarter through the expiration date.

NOTE E - TERMINATION OF A-12 AIRCRAFT PROGRAM SUBCONTRACTS
The Company was a subcontractor to General Dynamics Corporation (GD) and McDonnell Aircraft Company (McDonnell) for development of certain subsystems for the U.S. NAVY A-12 aircraft. The Government in January 1991 announced cancellation (for default) of the A-12 prime contracts. GD canceled for convenience its two subcontracts with the Company; negotiations were completed during fiscal year 1993's first quarter at the approximate amount previously accrued for by the Company as settlement on those two subcontracts. Cancellations for convenience were also received from McDonnell and another A-12 aircraft subcontractor on an additional nine subcontracts, with settle-ment negotiations ongoing. In October 1991, McDonnell filed a sealed suit in Federal Court in St. Louis, Missouri claiming default on seven other sub-contracts, which account for the majority of the Company's A-12 program ex-posure of approximately $22,200,000. Based upon the advice of special counsel, the Company believes it has meritorious defenses, although no assurance can be given to that effect, and intends to vigorously pursue its counter claims against McDonnell through the courts.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
Sales for the second quarter of fiscal year 1994 were $447.7 million compared
with $450.6 million in fiscal year 1993's second quarter.   Sales for the
first six months of fiscal year 1994 were $874.3 million, up 9% from $800.2 million in the prior year. Substantially all the sales increase resulted from increased volume as the Company experienced improved business conditions from the prior year.

Exchange rate fluctuations over the last twelve months, especially in the Company's European Region, had a small negative impact on the Company's revenue and profits. The Company primarily uses the U.S. Dollar as the functional currency for its foreign operations.

Operating income for fiscal year 1994 second quarter was $15.6 million compared to $13.6 million in the preceding year. The second quarter's operating margin was 3.5% as compared to 3.0% in fiscal year 1993's second quarter. Operating income for the first six months was $30.6 million compared to $23.5 million in the previous year. Fiscal year 1994 first six months' operating margin was 3.5% compared to 2.9% a year ago.
The operating margin improvement on a year-to-year basis principally resulted from improved efficiencies as sales volume increased in the Company's domestic operations, after considering an approximate $4 million increase in depreciation and amortization expense.

Foreign sales represented 37% of fiscal year 1994 first six months' sales, as compared with 45% of fiscal year 1993's sales. Foreign operating income accounted for 19% of fiscal year 1994 first six months' operating income, as compared to 30% in fiscal year 1993. These declines resulted primarily from a softening in demand from the disk drive industry in the Company's Asian plants .

The Company believes an important indicator of its performance is Asset Turnover (Sales divided by Total Assets). Turnover on average assets for the first six months of fiscal year 1994 was 2.2 times; slightly below the 2.4 times in fiscal year 1993's first six months. The minor decline is mainly attributable to the higher investment in property, plant and equipment at December 26, 1993, as compared to a year ago ($182 million versus
$159 million).

Interest expense for the second quarter of fiscal year 1994 was $1.2 million lower than the $4.8 million incurred in fiscal year 1993's second quarter. Fiscal year 1994 first six month's interest expense was $1.3 million lower than that incurred in the same period last fiscal year. These declines occurred even though average borrowings increased. The Company has been able to lower its effective borrowing rate through greater utilization of its available Commercial Paper facility, and through conversion (primarily in fiscal year 1993's fourth quarter) of $70 million 9% convertible subordinated debentures.

Fiscal year 1994's estimated effective income tax rate differs from the U.S. statutory rate primarily due to lower effective income taxes on foreign earnings considered permanently invested. The estimated effective income tax rate for the first six months of fiscal year 1994 was 32% as compared to 27% in the prior year. The increase mainly resulted from the absence of income tax credit carryforwards that were fully utilized in fiscal year 1993, and expiration of foreign income tax holidays.

Deferred income tax assets primarily relate to inventory valuation allowances that are not currently tax deductible. Sufficient taxable income exists to afford the Company the ability to carry back any excess of the future tax deduction for such items over future taxable income.

CAPITAL RESOURCES AND LIQUIDITY
At December 26, 1993, the Company had working capital of $381 million versus $337 million at June 30, 1993, a 13% increase. The ratio of Current Assets to Current Liabilities (current asset ratio) was 2.9 at December 26, 1993, compared with 2.4 at June 30, 1993.

"Available funds" at December 26, 1993, were approximately $140 million
($21 million in cash and $119 million in unused credit facilities). Increased borrowings may be required in the next six months to finance higher levels of working capital required to support anticipated revenue growth.

During the first six months of fiscal year 1994, the Company's capital expend-itures were $3.1 million less than depreciation and amortization. Fiscal year 1994's capital expenditures are currently anticipated to approximate deprec-iation and amortization expense (currently estimated to be $52 million).

OTHER FINANCIAL INFORMATION
The dollar amount of order backlog at December 26, 1993, believed by the Company to be firm was approximately $977 million, as compared to $952 million a year earlier, and $906 million a quarter earlier.


PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

At the Company's annual meeting of shareholders held on October 29, 1993, the following individuals were elected as Class III Directors:

                        Votes in Favor        Votes Against    Abstentions

G. Robert Tod               24,960,239                1,180         63,700

A. E. Sapp, Jr.             24,957,761                3,658         63,700

Joseph C. Moquin            24,956,350                5,069         63,700

The only other matter voted on at the meeting, was the selection of Ernst & Young as the Company's independent auditors for the fiscal year ending June 30, 1994; 24,921,126 votes were cast in favor of their selection, with 28,964 against, and 75,029 abstentions.


ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibit 11 - Computation of primary and fully diluted earnings per share.

(b) Reports
No reports on Form 8-K were filed by the Company during the period of September 27, 1993, to December 26, 1993.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SCI SYSTEMS, INC.
                                       -----------------
                                        (REGISTRANT)











Date: February 7, 1994                 By:  Olin B. King /s/
                                            ---------------
                                            Olin B. King
                                            Chairman of the Board
                                             and  Chief Executive Officer
                                             (Principal  Executive Officer)
                                             (Acting Principal Financial and
                                              Accounting Officer)