Form 10-Q
period 1994-03-27
SCI SYSTEMS INC
filed 1994-05-11
CIK 87744

UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C. 20549
	     _______________________________________________

				FORM 10-Q

				(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 1994 or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
	   SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________

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

Common Stock, $.10 par value - 27,306,099 Shares
Outstanding as of April 28, 19941

SCI SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

						       March 27,      June 30,
							 1994           1993
(In thousands of dollars)                                                (*)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                             $   30,013   $   15,846
Accounts receivable                                      189,530      201,919
Inventories - NOTE C                                     343,923      321,607
Refundable income taxes                                    1,545        6,814
Deferred federal and foreign income taxes                 10,284        5,555
Net current assets of discontinued operations - NOTE G    22,134       26,599
Other current assets                                       6,396        1,702
							 -------      -------

				TOTAL CURRENT ASSETS     603,825      580,042


PROPERTY, PLANT AND EQUIPMENT
(Less accumulated depreciation of $209,144 at
March 27, 1994 and $175,097 at June 30, 1993)             178,265     184,032

GOODWILL
(Less accumulated amortization of $12,658 at
March 27, 1994 and $8,265 at June 30, 1993)                 3,945       7,915

INVESTMENTS HELD IN TRUST FOR
 DEFERRED COMPENSATION PLAN                                 3,607         -0-

OTHER NONCURRENT ASSETS                                     9,151       8,350
							  -------     -------
TOTAL ASSETS                                             $798,793    $780,339
							 ========    ========


* Condensed from audited consolidated financial statements after reclassification of net current assets for discontinued operations.

See notes to condensed consolidated financial statements.

SCI SYSTEMS, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

							March 27,    June 30,
							  1994         1993
(In thousands of dollars)                                              (*)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses                    $200,137    $214,773
Accrued payroll and related expenses                       13,897      15,920
Federal, foreign, and state income taxes                    1,791       8,735
Accrued liabilities relating to discontinued
plant and business units -  NOTES F AND G                   7,066        -0-
Current maturities of long-term debt                        5,372       4,098
							  -------     -------
			       TOTAL CURRENT LIABILITIES  228,263     243,526

DEFERRED INCOME TAXES                                      3,893        3,893

NONCURRENT ACCRUED PENSION COSTS                           5,821        5,821

DEFERRED COMPENSATION                                      3,607          -0-

LONG-TERM DEBT - NOTE D
Industrial revenue bonds                                  23,295       23,742
Long-term notes                                          205,461      186,643
Convertible subordinated debentures                       38,884       38,858
							 -------      -------
				  TOTAL LONG-TERM DEBT   267,640      249,243

COMMITMENTS AND CONTINGENCIES - NOTE E

SHAREHOLDERS' EQUITY
Preferred stock, 500,000 shares authorized but unissued      -0-          -0-
Common stock, $.10 par value: authorized 50,000,000
shares; issued 27,199,282 shares at March 27,1994
and 27,085,282 shares at June 30 ,1993                      2,720       2,709
Capital in excess of par value                            123,711     122,785
Retained earnings                                         170,880     160,791
Currency translation adjustment                            (7,401)     (8,027)
							  -------     -------
							  289,910     278,258
Less treasury stock (at cost): 29,683 shares at
March 27, 1994 and 35,000 shares at June 30, 1993            (341)       (402)
							  -------     -------
			TOTAL SHAREHOLDERS' EQUITY        289,569     277,856
							  -------     -------

	TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $798,793    $780,339
							 ========    ========


* Condensed from audited consolidated financial statements after reclassification of net current assets for discontinued operations.

See notes to condensed consolidated financial statements.


SCI SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

							 Quarter Ended:
(In thousands of dollars except for per share data)    March 27,   March 28,
							 1994        1993

Net sales - NOTE A                                       $424,092    $450,687
Cost and expenses - NOTES A and F                         419,806     433,539
Goodwill amortization                                         299         298
							  -------     -------
				    OPERATING INCOME        3,987      16,850

Other income/(expense):
  Interest expense                                         (3,733)     (4,688)
  Other income, net - NOTE A                                  479         189
							  -------     -------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES         733      12,351

Income taxes - NOTES A and B                                  257       3,399
							  -------     -------
		    INCOME FROM CONTINUING OPERATIONS         476       8,952

DISCONTINUED OPERATIONS - NOTE G:
Loss from operations (net of income tax benefit
 of  $798 in 1994, and $678 in 1993)                        (1,515)    (1,596)
Loss on disposal of discontinued operations (net of
 income tax benefit of $4,358 in 1994)                      (4,492)       -0-
							  --------     ------
							    (6,007)    (1,596)
							  --------     ------
				    NET (LOSS) INCOME    $  (5,531)  $  7,356
							  ========    =======

Earnings (loss) per share - NOTE A:
  Primary
    From continuing operations                           $     .02   $    .41
    From discontinued operations                              (.22)      (.07)
							  --------    -------
							 $    (.20)  $    .34
							  ========    =======
   Fully diluted
     From continuing operations                          $     .02   $    .36
     From discontinued operations                             (.22)      (.06)
							   -------    -------
							 $    (.20)  $    .30
							   =======    =======
Weighted average number of shares used in computation:
  Primary                                               27,731,133  21,969,588
  Fully diluted                                         27,731,133  29,608,740

See notes to condensed consolidated financial statements.


SCI SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

							  Nine Months Ended:
(In thousands of dollars except for per share data)    March 27,   March 28,
							 1994         1993
Net sales - NOTE A                                     $1,267,955  $1,238,008
Cost and expenses - NOTES A and F                       1,228,264   1,195,368
Goodwill amortization                                         895         948
							---------   ---------
				     OPERATING INCOME      38,796      41,692

Other income/(expense):
  Interest expense                                        (11,301)    (13,542)
  Other income, net - NOTE A                                  947         751
							---------    --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES      28,442      28,901

Income taxes - NOTES A and B                                9,578       7,906
							---------    --------
		    INCOME FROM CONTINUING OPERATIONS      18,864      20,995

DISCONTINUED OPERATIONS - NOTE G:
Loss from operations (net of income tax benefit of
 $1,480 in 1994, and $1,257 in 1993)                       (4,283)     (3,018)
Loss on disposal of discontinued operations (net of
 income tax benefit of $4,358 in 1994)                     (4,492)        -0-
							 --------    --------
							   (8,775)     (3,018)
							 --------    --------
					   NET INCOME  $   10,089  $   17,977
							=========   =========


Earnings (loss) per share - NOTE A:
  Primary
    From continuing operations                        $       .68  $      .97
    From discontinued operations                             (.32)       (.14)
							 --------    --------
						      $       .36  $      .83
							 ========    ========
  Fully diluted
    From continuing operations                        $       .68  $      .87
    From discontinued operations                             (.32)       (.10)
							 --------    --------
						      $       .36  $      .77
							 ========    ========

Weighted average number of shares used in computation:
  Primary                                              27,708,817  21,714,133
  Fully diluted                                        27,708,817  29,547,474


See notes to condensed consolidated financial statements.



SCI SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

							  Nine Months Ended:

							 March 27,  March 28,
(In thousands of dollars)                                  1994        1993

OPERATING ACTIVITIES
 Net income                                          $     10,089  $   17,977
 Adjustments to reconcile net income to cash
  used for operations:
   Depreciation and amortization                           40,938      30,167
   Effect of property, plant and equipment disposals           69         201
   Unrealized foreign currency exchange gain                   (6)        -0-
   Deferred income taxes                                   (4,728)        -0-
   Other                                                       61         -0-
 Changes in current assets and liabilities:
   Accounts receivable                                     12,859     (54,513)
   Inventories                                            (22,121)    (66,117)
   Refundable income taxes                                  6,814        (159)
   Discontinued and other current assets                      145      (8,562)
   Accounts payable and accrued expenses                  (11,529)     62,057
   Income taxes                                            (7,141)      1,341
							---------   ---------
 NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES      25,450    (17,608)
							---------   --------
INVESTING ACTIVITIES
 Purchase of property, plant, and equipment               (31,128)   (61,713)
 Proceeds from sale of property, plant and equipment          418        355
 Change in  noncurrent assets                                (941)       107
							---------   --------
	       NET CASH USED FOR INVESTING ACTIVITIES     (31,651)   (61,251)
							---------   --------
FINANCING ACTIVITIES
 Net increase in commercial paper                          49,394     27,868
 Payments on long-term debt                            (2,625,592)  (687,698)
 Proceeds from long-term debt                           2,595,625    720,295
 Issuance of common stock                                     937      2,476
							---------   --------
	    NET CASH PROVIDED BY FINANCING ACTIVITIES      20,364     62,941
							---------   --------
 Effect of exchange rate changes on cash                        4      3,686
							---------   --------
 Net increase (decrease) in cash and cash equivalents      14,167    (12,232)
 Cash and cash equivalents at beginning of period          15,846     38,722
							---------   --------
	   CASH AND CASH EQUIVALENTS AT END OF PERIOD $    30,013 $   26,490
							=========   ========

Cash equivalents consist of short-term deposits and liquid marketable securities which are stated at cost that approximates market value.

See notes to condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 27, 1994
(Unaudited)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions. The financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements (and all other information in this report) have not been examined by independent auditors, but in the opinion of the Company all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the period, have been made. The results of operations for the period ended March 27, 1994, are not necessarily indicative of the results of operations for the year ending June 30, 1994. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 1993.

June 30, 1993's current assets as originally reported, have been reclassified to correspond to current presentation for net current assets of discontinued operations. Additionally, fiscal year 1993's income statements have been reclassified to correspond to current presentation for discontinued operations (see Note G).

Primary earnings per share are based on the weighted average number of common stock and dilutive common stock equivalents outstanding during each period. Common stock equivalents consist of stock options whose exercise price is less than the stipulated market price using the Treasury-stock method for both primary and fully diluted earnings per share. The fully diluted computation, when required, assumes the dilutive conversion of the Company's outstanding convertible debenture issues, after adding back the debentures' after-tax interest expense. In the third quarter and first nine months of fiscal year 1994, the assumed conversion of outstanding convertible debentures was not dilutive.

NOTE B - INCOME TAXES

The Company provides U.S. income taxes on that portion of its foreign subsidiaries' earnings that it does not consider permanently invested. U.S. income taxes are not provided on certain undistributed earnings of foreign subsidiaries aggregating approximately $46,000,000 at March 27, 1994. Otherwise, approximately $12,800,000 of cumulative deferred income taxes would have been provided. Income tax provision for the first nine months of fiscal year 1994 differs from the U.S. statutory income tax rate, primarily due to lower effective income taxes on foreign earnings considered permanently invested.

The provision for state income taxes provided in fiscal year 1994's first six months ($1,200,000) has been reclassified from operating costs and expenses to the income tax provision for the first nine months of fiscal year 1994. In fiscal year 1993, the provision for state income taxes included in operating costs and expenses was not material.

NOTE C - INVENTORIES

Program related costs (excluding A-12 related costs as described in Note E) in excess of currently negotiated contracts and included in inventory approximated $5,790,000 and $7,630,000 at March 27, 1994, and June 30, 1993, respectively. The Company's policy is to defer only those costs in excess of current contract value that relate to government programs entered into before December 31, 1990, that it believes will be continued, or in the case of pending claims, that it believes are fully recoverable.

NOTE D - CHANGES IN AMOUNT OUTSTANDING OF SECURITIES OR
INDEBTEDNESS

Outstanding borrowings under the Company's Revolving Credit and
Commercial Paper agreements were approximately $13,500,000
greater at March 27, 1994, than at June 30, 1993 (approximately
the amount of the cash increase).   Total unused credit
facilities available to the Company at March 27, 1994, approximated $122,000,000.

The Company has two interest rate swap agreements that effectively convert $19,400,000 of variable prime interest rate borrowings to a fixed rate of 7.29% per annum. The agreements expire on October 1, 2003. The initial notional amount of the agreements was $20,000,000, which declines $600,000 each quarter through the expiration date.

NOTE E - TERMINATION OF A-12 AIRCRAFT PROGRAM SUBCONTRACTS

The Company was a subcontractor to General Dynamics Corporation
(GD) and McDonnell Aircraft Company (McDonnell) for development of certain subsystems for the U.S. NAVY A-12 aircraft. The Government in January 1991 announced termination (for default) of the A-12 prime contracts. GD terminated for convenience its two subcontracts with the Company. Additionally, terminations for convenience were received from McDonnell and another A-12 aircraft subcontractor on an additional nine subcontracts. Settlements have been concluded for all subcontracts terminated for convenience, at the approximate amounts previously accrued by the Company. In October 1991, McDonnell filed a sealed suit in Federal Court in St. Louis, Missouri claiming default on seven other subcontracts, with a remaining Company exposure of approximately twenty-two million dollars. Based upon the advice of special counsel, the Company believes it has meritorious defenses, although no assurance can be given to that effect, and is pursuing counter claims against McDonnell through the courts.

NOTE F - CHARGES TO OPERATING INCOME

During March 1994, the Company adopted a plan for disposition through sale or closure of a domestic plant associated with its government business. The plant's revenue currently represents less than 1% of consolidated sales. Operating income for the third quarter and first nine months of fiscal year 1994 reflect operating losses and disposal charges associated with this plant and write-down of certain assets to estimated net realizable values, aggregating $7,900,000 and $9,200,000, respectively.

NOTE G - DISCONTINUED OPERATIONS

During March 1994, the Company adopted plans for sale of certain business units. These units manufacture and sell proprietary products to consumer and commercial end-users. These business units are accounted for as discontinued operations, and accordingly, their operations are segregated in the accompanying income statements. Fiscal year 1993's sales, operating costs and expenses, other income and expense, and income taxes have been reclassified for amounts associated with the discontinued units.

Sales, related losses and income tax benefits associated with the discontinued business units for the third quarter of fiscal years 1994 and 1993, and for the first nine months of fiscal years 1994 and 1993 were as follows:

(In thousands of dollars)               Third Quarter      First Nine Months
					1994      1993        1994      1993

Sales                               $  11,692  $  4,902   $ 42,125  $ 17,737
				     =======================================
Loss from operations before
 income tax benefit                 $  (2,313) $ (2,274)  $(5,763)   $(4,275)
 Income tax benefit                       798       678     1,480      1,257
				      ---------------------------------------
	    Loss from operations       (1,515)   (1,596)   (4,283)    (3,018)
				      ---------------------------------------

Loss on disposal of discontinued
 operations before income tax
 benefit:
 Estimated unrecovered costs
  through disposal date                (4,335)      -0-    (4,335)        -0-
 Goodwill adjustment                   (2,715)      -0-    (2,715)        -0-
 Asset valuation adjustment            (1,800)      -0-    (1,800)        -0-
				     ----------------------------------------
				       (8,850)      -0-    (8,850)        -0-
 Income tax benefit                     4,358       -0-     4,358         -0-
				     ----------------------------------------
	Loss on disposal of
	 discontinued operations      (4,492)       -0-    (4,492)        -0-
				     ----------------------------------------
	Total loss from
	 discontinued operations    $ (6,007)  $ (1,596) $ (8,775)   $ (3,018)
				     ========================================

The effective income tax benefit rate for discontinued operations differs from the statutory rate primarily as a result of recognizing for book purposes net operating loss carryforwards associated with the discontinued operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Sales for the third quarter of fiscal year 1994 were $424.1 million compared with $450.7 million in fiscal year 1993's third
quarter.   Sales for the first nine months of fiscal year 1994
were $1,268.0 million, compared to $1,238.0 million in the prior year. The comparative quarterly sales decline was attributable to the Company's foreign operations, and resulted primarily from softness in the disk drive market. The Company believes its fiscal year 1994's fourth quarter revenues will be significantly above the plateau of recent quarters.

Exchange rate fluctuations over the past year, especially in Europe, had a small negative impact on the Company's revenue and profits. The Company primarily uses the U.S. Dollar as the functional currency for its foreign operations.

Operating income for fiscal year 1994's third quarter was $4.0 million compared to $16.9 million in the preceding year. The third quarter's operating margin was 0.9%, after charges for disposition of a domestic plant and asset write-downs as compared to 3.7% in fiscal year 1993's third quarter. (See Note F to the condensed consolidated financial statements.)
Operating income for the first nine months was $38.8 million compared to $41.7 million in the previous year. Fiscal year 1994 first nine months' operating margin was 3.1%, after effects of charges, compared to 3.4% a year earlier. Fiscal year 1994 results were adversely impacted by decline in orders from two large customers who experienced market difficulties.

Interest expense for the third quarter of fiscal year 1994 was $1.0 million lower than the $4.7 million incurred in fiscal year 1993's third quarter. Fiscal year 1994 first nine months' interest expense was $2.2 million lower than that incurred in the same period of the previous fiscal year. These declines largely resulted from a lower effective borrowing rate and conversion (primarily in fiscal year 1993's fourth quarter) of a $70 million 9% convertible subordinated debenture issue.

Other income increased in the third quarter and first nine months of fiscal year 1994 from the corresponding prior fiscal year periods' amounts, mainly as a result of increased investment income.

Fiscal year 1994's estimated effective income tax rate differs from the U.S. statutory rate primarily due to lower effective income taxes on foreign earnings considered permanently invested. The estimated fiscal year 1994 first nine months' effective income tax rate for continuing operations was 34% as compared to 27% in the prior year. The increase mainly resulted from the absence of tax credits and loss carryforwards that were available in fiscal year 1993 and expiration of foreign tax holidays.

Current deferred income tax assets represent costs not currently deductible for income tax purposes. Approximately $5 million relates to inventory valuation provisions. The remainder relates to losses for discontinued operations, that are expected to be deductible in the U.S. after revising the corporate structure of certain foreign subsidiaries. Current taxable income is available to realize tax benefits.

CAPITAL RESOURCES AND LIQUIDITY

At March 27, 1994, the Company had working capital of $376 million versus $337 million at June 30, 1993, a 11.6% increase. The ratio of Current Assets to Current Liabilities (current asset ratio) was 2.7 at March 27, 1994, compared with 2.4 at June 30, 1993.

Sales to asset ratio for the first nine months of fiscal year 1994 was 2.2 times as compared with 2.5 times in fiscal year 1993's first nine months. The change is primarily attributable to higher period-end inventories to support higher projected sales levels.

"Available funds" at March 27, 1994, were approximately $152 million ($30 million in cash and $122 million in unused credit facilities). Increased borrowings may be utilized to support anticipated revenue growth, including a previously announced planned plant acquisition.

Fiscal year 1994's capital expenditures are not anticipated to be greater than depreciation and amortization expense (currently estimated to be $54 million).

The planned disposition of certain business units and a plant is not expected to have material impact on the Company's liquidity, cash requirements or borrowings.

OTHER FINANCIAL INFORMATION

The dollar amount of order backlog at March 27, 1994, believed by the Company to be firm was approximately $1,015 million, as compared to $988 million a year earlier, and $937 million a quarter earlier. Comparative year and quarter earlier figures have been adjusted to eliminate amounts associated with discontinued operations.



PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibit 11 - Computation of primary and fully diluted earnings per share.

(b) Reports

No reports on Form 8-K were filed by the Company during the period of December 27, 1993, to March 27, 1994.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						SCI SYSTEMS, INC.
						-----------------
						  (REGISTRANT)



Date: May 11, 1994                           By:  Olin B. King /s/
						 -----------------
						  Olin B. King
						  Chairman of the Board
						  and Chief Executive Officer
						 (Principal Executive Officer)
						 (Acting Principal Financial
						 and Accounting Officer)