Form 10-K
period 1994-06-30
SCI SYSTEMS INC
filed 1994-09-28
CIK 87744

SECURITIES AND EXCHANGE COMMISSION
								WASHINGTON, D.C. 20549
					___________________________________

						FORM 10-K
				[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
			OF THE SECURITIES EXCHANGE ACT OF 1934

						For the fiscal year ended June 30, 1994 -- Commission File No.0-2251
					___________________________________

				SCI SYSTEMS, INC.
								(Exact name of registrant as specified in its charter)

Delaware                                       63-0583436
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


c/o SCI Systems (Alabama), Inc.
2101 West Clinton Avenue
Huntsville, Alabama                              35805
(Address of principal executive offices)         (Zip Code)

				_________________________________________

							(302) 998-0592
					(Registrant's telephone number, including area code)

			________________________________________

							Securities registered pursuant to Section 12 (b) of the Act:
										None
			________________________________________

							Securities registered pursuant to Section 12 (g) of the Act:
				Common Stock, $.10 Par Value
							5-5/8% Convertible Subordinated Debentures, due March 1, 2012

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements  for the past 90 days.     Yes .X.        No ....

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to
this  Form 10-K.        [....]



	At August 29, 1994, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $499,094,000.
At August 29, 1994, there were 27,315,699 outstanding shares of the registrant's Common Stock.

									Documents Incorporated By Reference

		Portions of the registrant's 1994 Annual Report to Shareholders are incorporated by reference into Parts I and II.

		Portions of the registrant's definitive Proxy Statement for its October 28, 1994 Annual Meeting of Shareholders are incorporated by reference into Part III.

										PART I AND II
				DOCUMENTS INCORPORATED BY REFERENCE

		The following information required by Parts I and II is
incorporated herein by reference to the Company's 1994 Annual
Report to Shareholders, included herein as Exhibit 13:
																																																																		Excerpts
																																																														from  Form 10-K
																																																													(contained in
																																																														the 1994 Annual
																																														Annual           Report  to
																																														Report           Shareholders)
																																														Pages             Page (s)

PART I.

ITEM 1.  Business                           Inside Front            1 to 3
																																																Cover
																																												and 4 to 8
ITEM 2.  Properties                                                   3

ITEM 3.  Legal Proceedings                                            3

ITEM 4.  Submission of Matters to a
									Vote of Security Holders                                     3

PART II.
ITEM 5. Market for Registrant's Common
								Equity and Related Stockholder
								Matters                                                       3

ITEM 6. Selected Financial Data                                       1

ITEM 7. Management's Discussion and
								Analysis of Financial Condition
								and Results of Operations            2 and 3               3 to 5

ITEM 8. Consolidated Financial Statements
								and Supplementary Data                                     4 to 12

ITEM 9. Changes in and Disagreements with
								Accountants on Accounting and
								Financial Disclosure                      Not Applicable


							PART III
					DOCUMENT INCORPORATED BY REFERENCE

		The following information required by  Part III is incorporated herein by reference to the Company's definitive Proxy Statement pursuant to
Regulation 14A for the October 28, 1994 Annual Meeting of Shareholders,
filed with The Securities and Exchange Commission within 120 days after close of the fiscal year:

																																																													Proxy Statement
																																																																	Page (s)

ITEM 10. Directors and Executive Officers of the Registrant      2, 3 and 6

ITEM 11. Executive Compensation                                    6 to 8

ITEM 12. Security Ownership of Certain Beneficial Owners and
									Management                                                1 and 2

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               10


							PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Index to exhibits, financial statements and schedules

	(1)  Financial Statements
						The following consolidated financial statements of the registrant are
						included in Item 8:
																																																														Excerpts from
																																																															Form 10-K
																																																														(contained in
																																																														the 1994 Annual
																																																																Report to
																																																															Shareholders)
																																																																	Page (s)

Consolidated Balance Sheets as of June 30, 1994, 1993, and            6
		1992

For the years ended June 30, 1994, 1993 and 1992:
		Consolidated Statements of Income                                   7
		Consolidated Statements of Shareholders' Equity                     7
		Consolidated Statements of Cash Flows                               8
		Notes to Consolidated Financial Statements                        9 to 14
		Report of Ernst & Young LLP, Independent Auditors                   15


	(2) Schedules
					The following consolidated financial statement schedules of
					the registrant are included hereafter:
					Schedule V - Property, plant and equipment
					Schedule VI - Accumulated depreciation and amortization of property,
							plant and equipment.
					Schedule VIII - Valuation and qualifying accounts
					Schedule IX - Short-term borrowings


All other schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.



(3)     Exhibits

Number  DESCRIPTION

3.1 Second Restated Certificate of Incorporation, as amended, (incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-8, File No. 2-86230, as amended), and
	Certificate of Amendment of the Second Restated Certificate of Incorporation as filed with the Secretary of State of Delaware on April 7, 1988, (incorporated by reference to Exhibit 3.1 to the Registrant's Report on Form 10-K for fiscal year ended June 30, 1988).

3.2      By-laws of the Registrant, as amended (incorporated herein by
		reference to Exhibit 4(e) to Registration Statement on Form S-3, Registration Statement No. 33-12115, as amended).

4.1      Form of Indenture relating to $75,000,000, 5 5/8% Convertible
		Subordinated Debentures due March 1, 2012, (incorporated  herein by
		reference to Exhibit 4(a) to Registration Statement on Form S-3,
		Registration Statement No. 33-12115).


10(a)(1)   Credit Agreement dated June 25, 1993, by and between the Registrant,
		its Obligated Subsidiaries and its Lenders.  (Incorporated herein by
		reference to exhibit of the same number to the Registrant's Annual
		Report on Form 10-K for the year ended June 30, 1993.)

		(b)(1)   Lease Agreement, dated June 1, 1988, between the Registrant and The
		Industrial Development Board of the City of Huntsville (Alabama)
		relating to a certain property in Huntsville, Alabama. (Incorporated
		herein by reference to exhibit of the same number to the Registrant's
		Annual Report on Form 10-K for the year ended June 30, 1989.)


				(2)   First Amendment, dated June 1, 1988, to the above referenced Lease
	Agreement between the Registrant and The Industrial Development Board
	of the City of Huntsville (Alabama). (Incorporated herein by reference
	to exhibit of the same number to the Registrant's Annual Report on Form
	10-K for the year ended June 30, 1989.)

(c)(1)   Mortgage, Assignment of Leases and Security Agreement, dated
	January 1,1989, between The Industrial Development Board of the
	City of Decatur (Alabama) and Registrant relating to certain properties in Lacey's Spring, Alabama refinanced with Industrial Development Revenue Bonds. (Incorporated herein by reference to Exhibit (10)(e)(1) to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1989.)

			(2)   Lease Agreement, dated as of January 1, 1989, between The Industrial
	Development Board of the City of Decatur (Alabama) and the Registrant.
	(Incorporated herein by reference to Exhibit (10) (e) (2)  to the
	Registrant's Annual Report on Form 10-K for the year ended
	June 30, 1989.)


(d)(1) Mortgage, Assignment of Leases and Security Agreement, dated as of January 1, 1989, from The Industrial Development Arab (Alabama) and the Registrant to AmSouth Bank N.A. relating to certain properties in Lacey's Spring, Alabama refinanced with Industrial Development Revenue Bonds. (Incorporated herein by reference to Exhibit (10) (f) (1) to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1989.)



			(2)   Lease Agreement, dated as of January 1, 1989, between The Industrial
	Development Board of the City of Arab (Alabama) and the Registrant.
	(Incorporated herein by reference to Exhibit (10) (f) (2) to the
	Registrant's Annual Report on Form 10-K for the year ended June 30, 1989.)



(e)(1)   Directors and Officers Liability Insurance Policies


(f)(1) Incentive Stock Option Plan, as amended and restated December 1, 1988
			(effective October 28, 1988). (Incorporated herein by reference to
			Exhibit (10) (h) (1) to the Registrant's Annual Report on Form 10-K for
			the year ended June 30, 1989.) (Management contracts or compensatory plan)

(g)(1)   Non-Qualified Stock Option Plan, as amended and restated December 1,
			1988 (effective October 28, 1988). (Incorporated herein by reference to
			Exhibit (10) (i) (1) to the Registrant's Annual Report on Form 10-K for
			the year ended June 30, 1989.) (Management contracts or compensatory plan)


(h)(1)  Form of proposed SCI Systems, Inc. 1994 Stock Option Incentive Plan to
			be voted on at October 28, 1994,  Annual Meeting of Shareholders.
				(Management contracts or compensatory plan)


(i)(1)   Savings Plan of the SCI Systems, Inc. Employee Financial Security
			Program, dated July 1, 1991.  (Management contracts or compensatory plan)


(j)(1)    Deferred Compensation Plan of SCI Systems Employee Financial Security
			Program, as amended and restated January 1,1992.
				(Management contracts or compensatory plan)


(k)(1)   Supplemental Retirement Plan of the SCI Systems, Inc. Employee
			Financial Security Program, as amended and restated April 1994.
			(Management contracts or compensatory plan)

(l)(1)   Mortgage and Security Agreement, dated July 20, 1989, by the
			Registrant and First Union National Bank of North Carolina relating to
			a certain property in Hooksett, New Hampshire financed with Industrial
			Development Revenue Bonds. (Incorporated  herein by reference to
			Exhibit 10 (o)(1) to the Registrant's Report on Form 10-K for the
			fiscal year ended June 30, 1989.)

			(2)   Promissory Note, dated July 1, 1989, between the Registrant and the
		Industrial Development Authority of the State of New Hampshire.
		(Incorporated  herein by reference to Exhibit 10 (o)(2) to the
			Registrant's Report on Form 10-K for the fiscal year ended June 30, 1989.)

			(3)  Loan Agreement, dated July 1, 1989, between the Industrial Development
	Authority of New Hampshire and the Registrant. (incorporated  herein by
	reference to Exhibit 10 (o)(4) to the Registrant's Report on Form 10-K
	for the fiscal year ended June 30, 1989.)

11 Computation of primary and fully diluted earnings per share for the years ended June 30, 1994, 1993 and 1992.

13 1994 Annual Report to Shareholders. Except for the parts of the SCI Systems, Inc. Annual Report expressly incorporated into this Form 10-K by reference, the Annual Report is not to be deemed filed with the Securities and Exchange Commission.

22      Subsidiaries of Registrant.

23      Consent of Independent Auditors.





(b) One report on Form 8-K was filed by the Registrant for the period March 28, 1994 through June 30, 1994. The report was filed on
April 18, 1994, concerning the Company's development of a plan that involves the discontinuation of certain non core businesses with the objective of future profit margin improvement. Further, the report indicated this plan would result in a net loss for the March 1994 quarter.





																												SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
																																			(In thousands of dollars)
																								Balance                                        Balance
																								Beginning  Additions                           End
Classification          of Year    at Cost    Retirements  Other       of Year

Year ended June 30, 1994
Land and improvements   $ 15,017  $     82   $    -0-    $   16 <F1>  $  15,115
Building and
		improvements            76,631     2,804        -0-     3,652 <F2>     83,087
Equipment                267,209    43,874     (8,379)   (1,692)<F3>    301,012
Construction
	in progress                 272      (272)       -0-       -0-             -0-
																								-------------------------------------------------------
																								$359,129   $46,488   $ (8,379)   $1,976        $399,214
																								=======================================================
Year ended June 30, 1993:
Land and improvements   $ 13,784   $ 1,321   $    -0-    $  (88)<F1>  $  15,017
Building and
		improvements            69,516     8,815        (20)   (1,680)<F1>     76,631
Equipment                226,168    74,809    (27,311)   (6,457)<F1>    267,209
Construction
	in progress               1,133      (861)       -0-       -0-             272
																								-------------------------------------------------------
																								$310,601   $84,084   $(27,331)   $(8,225)      $359,129
																								=======================================================

Year ended June 30, 1992:
Land and improvements   $ 12,227   $ 1,506   $    -0-    $     51<F1>  $ 13,784
Building and
		improvements            61,222     7,592       (195)        897<F1>    69,516
Equipment                203,576    24,455     (4,844)      2,981<F1>   226,168
Construction
		in progress              4,832    (3,731)       -0-          32         1,133
																							--------------------------------------------------------
																								$281,857   $29,822   $ (5,039)   $  3,961      $310,601
																							========================================================

<F1> Represents the translation effect of foreign held property, plant and equipment.
<F2> Represents $177 for the translation effect of foreign held property, plant and equipment, and $3,475 reclassified from equipment.
<F3> Represents $1,783 for the translation effect of foreign held property, plant and equipment, and ($3,475) reclassified to buildings and improvements.




																			SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
																																	PROPERTY,PLANT AND EQUIPMENT
																																			(In thousands of dollars)

																									Balance                                        Balance
																									Beginning                                      End
Classification           of Year   Provision  Retirements   Other       of Year
Year ended June 30, 1994
Land and improvements   $    811   $   191    $     -0-  $   -0-      $   1,002
Building and
		improvements            22,581     6,068          -0-     2,018<F2>    30,667
Equipment                151,705    40,802       (7,691)      (39)<F3>  184,777
																								-------------------------------------------------------
																								$175,097   $47,061    $  (7,691) $  1,979      $216,446
																							========================================================
Year ended June 30, 1993:
Land and improvements  $    628    $   183    $     -0-  $    -0-      $    811
Building and
		improvements           19,157      4,068         (19)      (625)<F1>   22,581
Equipment               147,129     34,794     (26,337)    (3,881)<F1>  151,705
																							--------------------------------------------------------
																							$166,914    $39,045    $(26,356)   $(4,506)     $175,097
																							========================================================
Year ended June 30, 1992:
Land and improvements  $    468    $   160    $    -0-    $   -0-      $    628
Building and
		improvements           14,582      4,054        (187)       708<F1>    19,157
Equipment               118,565     31,910      (4,697)     1,351<F1>   147,129
																								--------------------------------------------------------
																							$133,615    $36,124    $ (4,884)    $2,059      $166,914
																							========================================================
<F1> Other changes represent the translation effect of foreign held property, plant and equipment.
<F2> Represents $99 for the translation effect of foreign held property, plant and equipment, and $1,919 reclassified from equipment.
<F3> Represents $1,880 for the translation effect of foreign held property, plant and equipment, and ($1,919) reclassified to buildings and improvements.


																											SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
																																							(In thousands of dollars)
																												Additions  Additions
																												Balance    Charged to    Charged to                 Balance
																												Beginning  Costs and     Other        Deductions      End
																												of Year    Expenses      Accounts       <F1>        of Year

Description

Year ended June 30, 1994:
Allowance for
		doubtful accounts         $  4,600   $ 4,192       $    -0-     $  4,525       $ 4,267
																												============================================================

Year ended June 30, 1993:
Allowance for
		doubtful accounts         $  4,600   $ 2,621       $    -0-     $   2,621      $ 4,600
																												============================================================

Year ended June 30, 1992:
Allowance for
		doubtful accounts         $  4,400   $   867       $    -0-     $     667      $ 4,600
																												============================================================

<F1>  Uncollectible accounts written off, net of recoveries


																																SCHEDULE IX - SHORT-TERM BORROWINGS
																																					(In thousands of dollars)



																																																													Maximum       Average           Weighted
																																																Weighted     Amount        Amount            Average
																																		Balance      Average      Outstanding   Outstanding       Interest Rate
	Category of Aggregate             End          Interest     During the    During the        During the
Short-term Borrowings <F1>         of Year      Rate         Year          Year<F2>          Year<F3>

Year ended June 30, 1994:
Foreign Bank Overdraft Facilities  $    55       7.2%        $ 5,579       $ 1,522           12.3%

Year ended June 30, 1993:
Foreign Bank Overdraft Facilities  $   -0-      11.4%        $    16       $      1          16.8%

Year ended June 30, 1992:
Foreign Bank Overdraft Facilities  $  1,470     14.3%        $ 3,001       $    624          3.7%

<F1>  Foreign bank overdraft facilities are generally payable on demand with interest at the lending bank's prime rate.
Such borrowings are normally outstanding for brief periods of time.
<F2>  The average amount of short-term borrowings was determined by using the average month-end balances.
<F3>  The weighted average interest rate was computed by dividing the the total interest expense by the average amount outstanding during the year.






						SIGNATURES

					Pursuant to the requirements of Section 13 or 15 (d) of the Securities
					Exchange Act of 1934, the Registrant has duly caused this report to be
					signed on its behalf by the undersigned, thereunto duly authorized.

	Date: September 26, 1994                     SCI SYSTEMS, INC.
																																														By:  Olin B. King/s/
																																																		----------------
																																																			Olin B. King
																																																			Chairman of the Board
																																																			and Chief Executive Officer






	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



				DATE                    SIGNATURE                    TITLE

	September 26, 1994       Olin B. King  /s/
																									----------------
																										Olin B. King           Chairman of the Board and
																																																	Chief Executive Officer
																																																(Principal Executive Officer)
																																																(Acting Principal Financial
																																																	and  Accounting Officer)


	September 26, 1994      A. Eugene Sapp, Jr  /s/
																								---------------------
																									A. Eugene Sapp, Jr.     Director, President, and
																																																	Chief Operating Officer
																																																(Principal Operating Officer)


	September 26, 1994      Howard H. Callaway  /s/
																									----------------------
																									Howard H. Callaway      Director


	September 26, 1994      William E. Fruhan  /s/
																									---------------------
																									William E. Fruhan       Director


	September 26, 1994      Joseph C. Moquin  /s/
																									--------------------
																									Joseph C. Moquin        Director


	September 26, 1994      Wayne Shortridge  /s/
																									--------------------
																									Wayne Shortridge        Director


	September 26, 1994      G. Robert Tod  /s/
																									-----------------
																									G. Robert Tod           Director


	September 26, 1994      Jackie M. Ward  /s/
																									------------------
																									Jackie M. Ward          Director