Form 10-K/A
period 1994-06-30
SCI SYSTEMS INC
filed 1994-10-14
CIK 87744

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

                    _________________________________________

Amendment to Form 10-K for inclusion of Exhibit 27 - Financial Data Schedule

                               PART IV

ITEM 14. Exhibits
(Amendment to Exhibits Index)
(3) Exhibits
    Number  Description
    27      Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act 0f 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SCI SYSTEMS, INC.
                                             ______________________
                                             (Registrant)

                                             By Michael M. Sullivan /s/
                                             -----------------------
                                             Michael M. Sullivan
                                             Secretary