Form 10-Q
period 1994-09-25
SCI SYSTEMS INC
filed 1994-11-09
CIK 87744

UNITED STATES

		SECURITIES AND EXCHANGE COMMISSION

			Washington, D.C. 20549

_______________________________________________

					FORM 10-Q

				(Mark One)



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
				SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 1994

				or

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

Common Stock, $.10 par value - 27,350,382 Shares
Outstanding as of November 2, 1994


SCI Systems, Inc.
Condensed Consolidated Balance Sheets



																																																						September 25,   June 30,
																																																															1994       1994
(In thousands of dollars)                               (Unaudited)        (*)

Assets

Current Assets
Cash and cash equivalents                                 $  26,470  $  35,822
Accounts receivable                                         224,344    247,004
Inventories                                                 438,077    400,595
Refundable and deferred federal and foreign income taxes      7,808      7,811
Assets associated with discontinued operations - Note E       2,818     12,504
Other current assets                                         14,297     17,749
																																																										---------   --------
																																			Total  Current Assets    713,814    721,485

Property, Plant and Equipment
(Less accumulated depreciation of $224,672 at September 25,
	1994 and $216,466 at June 30, 1994                         187,845    182,768


Goodwill
(Less accumulated amortization of $8,436 at September 25,
	1994 and $8,239 at June 30, 1994)                            3,485      3,682


Deferred Compensation Assets Held in Trust                    4,025      3,548

Other Noncurrent Assets- Note E                              13,655      8,729
																																																										---------   --------
																																												Total Assets   $922,824   $920,212
																																																										=========  =========

* Derived from audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


See notes to condensed consolidated financial statements.

SCI Systems, Inc.
Condensed Consolidated Balance Sheets



																																																					September 25,    June 30,
																																																														1994        1994
(In thousands of dollars except per share data)        (Unaudited)         (*)



Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses                      $273,045   $292,351
Accrued payroll and related expenses                         18,540     18,997
Federal, foreign, and state income taxes                     12,912      6,697
Accrued liabilities relating to plant and business
unit disposals-  Note E                                         947      1,930
Current maturities of long-term debt                          5,734      5,882
																																																										---------   --------
																															Total Current Liabilities    311,178    325,857

Deferred Income Taxes                                         1,091      1,091

Pension Liability, less current portion                       6,681      6,681

Deferred Compensation                                         4,025      3,548

Long-term Debt - Note C
Industrial revenue bonds                                     22,939     23,306
Long-term notes                                             222,244    216,202
Convertible subordinated debentures                          38,902     38,893
																																																										---------   --------
																																				Total Long-term Debt    284,085    278,401


Commitments and Contingencies - Note D

Shareholders' Equity
Preferred stock, 500,000 shares authorized but unissued         -0-        -0-
Common stock, $.10 par value: authorized 50,000,000 shares;
issued 27,345,382 shares at September 25,1994
and 27,335,782 shares at June 30, 1994                        2,735      2,734
Capital in excess of par value                              125,001    124,926
Retained earnings                                           192,009    181,952
Currency translation adjustment                              (3,640)    (4,637)
Treasury stock of 29,683 shares at cost                        (341)      (341)
																																																										---------   --------
																														Total Shareholder's Equity    315,764    304,634
																																																										---------   --------
														Total Liabilities and Shareholders' Equity   $922,824   $920,212
																																																										=========   ========

* Derived from audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.


SCI Systems, Inc.

Condensed Consolidated Statements of Income
				(Unaudited)
(In thousands of dollars except for per share data)
																																																											Quarter Ended:
																																																			September 25, September 26,
																																																												1994          1993
Net sales - Note A                                      $618,421      $420,986
Cost and expenses - Note A and E                         598,064       403,329
Goodwill amortization                                        197           298
																																																								--------      --------
																																		Operating Income        20,160        17,359

Other income/(expense):
Interest expense                                          (4,348)       (3,923)
Other income (expenses), net                                 675           468
																																																								--------      --------
Income from Continuing Operations Before Income Taxes     16,487        13,904

Income taxes - Note B                                      6,430         4,730
																																																								--------      --------
																	Income from Continuing Operations        10,057         9,174

Discontinued Operations - Note E:
	Loss from operations (net of income tax benefit of
	$604 in 1993)                                               -0-        (1,325)
																																																							--------       --------
																																							Net Income     $  10,057     $    7,849
																																																						=========     ==========

Earnings (loss) per share - Note A:
		From continuing operations                              $ .36          $ .33
		From discontinued operations                              -0-           (.05)
																																																										-----          -----
																																																										$ .36          $ .28
																																																										=====          =====


Weighted average number of shares used in computation
																																																					27,775,619     27,692,581





See notes to condensed consolidated financial statements.

SCI Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

																																																											Quarter Ended:
																																																	September 25,   September 26,
(In thousands of dollars)                                 1994            1993

Operating Activities
	Net income                                      $      10,057    $      7,849
	Adjustments to reconcile net income to cash
	provided by (used for) operations:
		Depreciation and amortization                         11,805          11,901
		Effect of property, plant and equipment disposals        (34)             25
		Unrealized foreign currency exchange gain               (381)           (162)
		Changes in current assets and liabilities:
				Accounts receivable                                 23,142         (19,574)
				Inventories                                        (36,907)          2,553
				Refundable and deferred income taxes                   -0-             108
				Discontinued and other current assets               13,296          (9,571)
				Accounts payable and accrued expenses              (20,987)        (11,763)
				Income taxes                                         6,213             960
																																																				----------      ----------
Net Cash Provided by (Used for) Operating Activities     6,204         (17,674)
																																																				----------      ----------

Investing Activities
	Purchase of property, plant, and equipment            (16,115)        (13,643)
	Proceeds from sale of property, plant and equipment        38              -0-
	Increase in noncurrent assets                          (4,956)           (362)
																																																				----------      ----------
	Net Cash Used for Investing Activities                (21,033)        (14,005)
																																																				----------      ----------
Financing Activities
	Net increase in commercial paper and other
		short-term notes                                         272          49,431
	Payments on long-term debt                         (1,719,400)       (793,078)
	Proceeds from long-term debt                        1,724,614         782,077
	Issuance of common stock                                   76             114
																																																				----------      ----------
									Net Cash Provided by Financing Activities       5,562          38,544
																																																				----------      ----------
Effect of exchange rate changes on cash                    (85)           (106)
																																																				----------      ----------
Net increase (decrease) in cash and cash equivalents    (9,352)          6,759
Cash and cash equivalents at beginning of period        35,822          15,846
																																																				----------      ----------
								Cash and Cash Equivalents at End of Period $    26,470      $   22,605
																																																				==========        ========


Cash equivalents consist of short-term deposits and liquid marketable securities which are stated at cost that approximates market value.



See notes to condensed consolidated financial statements.


Notes to Condensed Consolidated Financial Statements

September 25, 1994
(Unaudited)



Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions. The financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements (and all other information in this report) have not been examined by independent auditors, but in the opinion of the Company all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the period, have been made. The results of operations for the period ended September 25, 1994, are not necessarily indicative of the results of operations for the year ending June 30, 1995. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 1994.

Fiscal year 1994 first quarter's income statement has been reclassified to correspond to current presentation for discontinued operations (see Note E).

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


Note B - Income Taxes

The Company provides U.S. income taxes on that portion of its foreign subsidiaries' earnings that it does not consider permanently invested. U.S. income taxes are not provided on certain undistributed earnings of foreign subsidiaries aggregating approximately $52,000,000 at September 25, 1994. Otherwise, approximately $15,000,000 of cumulative deferred income taxes would have been provided. Income tax provision for the first quarter of fiscal year 1995 differs from the U.S. statutory income tax rate primarily due to state income taxes.


Note C - Changes in Amount Outstanding of Securities or Indebtedness

Outstanding borrowings under the Company's Revolving Credit and Commercial Paper agreements were approximately $10,000,000 greater at September 25, 1994, than at June 30, 1994, to support
increased business.   Total unused credit facilities available
to the Company at September 25, 1994, approximated $128,000,000.


Note D - Termination of A-12 Aircraft Program Subcontracts

The Company was a subcontractor to General Dynamics Corporation
(GD) and McDonnell Aircraft Company (McDonnell) for development of certain subsystems for the U.S. NAVY A-12 Aircraft. The Government in January 1991 announced termination (for default) of the A-12 prime contracts. GD terminated for convenience its two subcontracts with the Company. Additionally, terminations for convenience were received from McDonnell and another A-12 Aircraft subcontractor on an additional nine subcontracts. Settlements have been concluded for all subcontracts terminated for convenience, at the approximate amounts previously accrued by the Company. In October 1991, McDonnell filed a sealed suit in Federal Court in St. Louis, Missouri claiming default on seven other subcontracts, with a remaining exposure of approximately twenty-two million dollars. Based upon the advice of special counsel, the Company believes it has meritorious defenses, although no assurance can be given to that effect, and is pursuing counter claims against McDonnell through the courts.


Note E - Plant Closure  and Discontinued Operations

The previously announced planned closure of a domestic plant associated with the Company's government business was completed during the quarter. No significant costs associated with this closure beyond those provided for in fiscal year 1994's third quarter were incurred or are anticipated to be incurred.

During March 1994, the Company adopted plans for sale of certain business units. These units generally manufacture and sell proprietary products to consumer and commercial end-users. These business units are accounted for as discontinued operations, and accordingly, their operations are segregated in the accompanying statement of income. Net sales, operating costs and expenses, other income and expense, and income taxes for fiscal year 1994's first quarter have been reclassified for amounts associated with the discontinued operations.

Sales, related losses and income tax benefits associated with the discontinued business units for fiscal year 1994's first quarter were as follows:

(In thousands of dollars)

		Sales                           $5,658
																																		======
		Loss from operations before
			income tax benefit            ($1,929)
		Income tax benefit                 604
																																		------
		Loss from operations           ($1,325)
																																		======

On August 26, 1994, the Company entered into an agreement for the sale of Cambridge Computer, Ltd. (a substantial part of the discontinued operations) for approximately $7,000,000 plus future royalties. Of this amount, $3,080,000 was received at closing with the remaining amount to be paid over three years. Other noncurrent assets include $4,392,000 for the accrual of the unpaid sales proceeds and estimated royalties to be received beyond the next twelve months.


Item 2. Management's Discussion and Analysis of Results of Operations
		and Financial Condition

Results of Operations

Sales for the first quarter of fiscal year 1995 were a record $618.4 million, 46.9% over $421.0 million in 1994's first quarter. A substantial portion of increase resulted from increased finished product assembly. Geographically, domestic sales during fiscal year 1995's first quarter increased 37% over a year ago, while foreign sales increased 61.5%. Domestic and foreign sales remained at approximately the same percentages of total sales as that experienced in fiscal year 1994.

Exchange rate fluctuations over the past year, especially in Europe, have had a minor impact on the Company's revenue and profits. The Company uses the U.S. Dollar as the functional currency of a majority of its foreign operations.

Operating income for fiscal year 1995's first quarter was $20.2 million compared to $17.4 million in the preceding year. The somewhat lower operating margin largely resulted from increased sales of finished product assembly which yields lower operating margins accompanied by higher asset turnover. Additionally, several foreign plants experienced reduced operating margins as a result of local market conditions.

Interest expense for the first quarter of fiscal year 1995 increased 10.8% ($.4 million) over the prior year's first quarter in spite of a 46.9% sales increase. The increase resulted from higher average debt outstanding and increased interest rates.

Other income increased in the first quarter of fiscal year 1995 from the corresponding prior fiscal year's amount as a result of increased investment income.

Fiscal year 1995's estimated effective income tax rate differs from the U.S. statutory rate primarily due to the effects of state income taxes. The estimated effective income tax rate for the first quarter was 39% as compared to 34% in the prior year. This increase mainly resulted from higher state income taxes, and higher foreign income taxes as certain tax holidays expired.

No material adjustments are currently anticipated to the estimated disposal losses on discontinued operations previously provided for by the Company in fiscal year 1994.

Average asset turnover was 2.7 times in fiscal year 1995's first quarter compared with 2.2 times experienced for all of fiscal year 1994. The improved asset turnover resulted primarily from increased finished product assembly business.

Current deferred income taxes of approximately $6 million represent costs not currently deductible for income tax purposes. Current taxable income is available to realize those benefits.

Capital Resources and Liquidity

The Company's working capital of $402 million at September 25, 1994, approximated June 30, 1994, $396 million amount. The ratio of Current Assets to Current Liabilities (current asset ratio) was 2.3 at September 25, 1994, compared with 2.2 at June 30, 1994.

"Available funds" at September 25, 1994, were approximately $154 million ($26 million in cash and $128 million in unused credit facilities). Fiscal year 1995's capital expenditures are currently budgeted at estimated depreciation and amortization for the fiscal year of $50 million. No significant impact is currently anticipated on the Company's liquidity as a result of the discontinued operations.


Other Financial Information

The dollar amount of order backlog at September 25, 1994, believed by the Company to be firm was approximately $1,171 million, as compared to $865 million a year earlier (after restatement for discontinued operations), and $1,235 million a quarter earlier. Backlog period reduction during the quarter was a planned event in the interest of customer satisfaction.



PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K



(a) Exhibits
			(1) Exhibit 11 - Computation of primary and fully diluted earnings per share.
			(2) Exhibit 27 - Financial Data Schedule



(b) Reports
	No reports on Form 8-K were filed by the Company during the period of July 1, 1994, to September 25, 1994.







				SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



																																														SCI Systems, Inc.
																																														-----------------
																																														(REGISTRANT)

Date: November 9, 1994                         By: Olin B. King /s/
																																																			----------------
																																															Olin B. King
																																															Chairman of the Board
																																															and Chief Executive Officer
																																															(Principal Executive Officer)
																																															(Acting Principal Financial and
																																															Accounting Officer)