Form 10-Q
period 1994-12-25
SCI SYSTEMS INC
filed 1995-02-08
CIK 87744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________



FORM 10-Q



(Mark One)



[X] QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE

						SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 1994



or



[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE

											SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________



Commission file Number 0-2251



SCI SYSTEMS, INC.

(Exact name of registrant as specified in its charter)



	Delaware  63-0583436

(State or other jurisdiction of  incorporation or organization)1
	(I.R.S. Employer Identification No.)



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

Common Stock, $.10 par value - 27,360,832 Shares

Outstanding as of January 26, 1995

SCI Systems, Inc.
Condensed Consolidated Balance Sheets

																																													December 25,  June 30,
																																																	1994         1994
(In thousands of dollars)                     (Unaudited)      (*)


Assets

Current Assets
Cash and cash equivalents                    $    7,815    $  35,822
Accounts receivable                             241,718      247,004
Inventories                                     374,318      400,595
Refundable and deferred federal and
foreign income taxes                              7,778        7,811
Assets associated with discontinued operations
- - Note E                                            -0-       12,504
Other current assets                             15,570       17,749
																																													----------     --------
																								Total Current Assets    647,199      721,485


Property, plant and equipment
(Less accumulated depreciation of $233,940 at
December 25, 1994 and $216,466
at June 30, 1994)                              180,118      182,768

Goodwill
(Less accumulated amortization of $8,633 at
December 25, 1994 and $8,239 at June 30, 1994)   3,288        3,682

Deferred Compensation Assets Held In Trust       4,017        3,548

Other Noncurrent Assets- Note E                 14,138        8,729
																																															-------      --------

																														Total Assets    $848,760     $920,212
																																															=======      =======


* Derived from audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.



See notes to condensed consolidated financial statements.

SCI Systems, Inc.
Condensed Consolidated Balance Sheets

																																													December 25,  June 30,
																																																1994         1994
(In thousands of dollars except
per share data)                              (Unaudited)     (*)


Liabilities and and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses         $186,391     $292,351
Accrued payroll and related expenses            17,415       18,997
Federal, foreign, and state income taxes        10,647        6,697
Accrued liabilities relating to plant and
		business unit disposals -  NOTE E                -0-        1,930
Current maturities of long-term debt             5,802        5,882
																																															-------      -------
																Total Current Liabilities      220,255      325,857

Deferred Income Taxes                            1,091        1,091

Pension  Liability, less current portion         6,681        6,681

Deferred Compensation                            4,017        3,548

Long-term Debt - Note C
Industrial revenue bonds                        22,949       23,306
Long-term notes                                229,545      216,202
Convertible subordinated debentures             38,911       38,893
																																															-------      -------
																						Total Long-Term Debt     291,405      278,401


Commitments and Contingencies - Note D

Shareholders' Equity
Preferred stock, 500,000 shares authorized
		but unissued                                     -0-          -0-
Common stock, $.10 par value: authorized
		50,000,000 shares;issued 27,356,632 shares at
		December 25,1994 and 27,335,782 shares at
		June 30,1994                                   2,735        2,734
Capital in excess of par value                 125,100      124,926
Retained earnings                              202,206      181,952
Currency translation adjustment                 (4,389)      (4,637)
Treasury stock of 29,683 shares at cost           (341)        (341)
																																															-------      -------
																Total Shareholders' Equity     325,311      304,634
																																															-------      -------

Total Liabilities and Shareholdrs' Equity     $848,760     $920,212
																																															=======      =======

* Derived from audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.


SCI Systems, Inc.
Condensed Consolidated Statements of Income
(Unuadited)
																																																		Quarter Ended:
(In thousands of dollars except for
per share data)                              December 25,   December 26,
																																																	1994          1993

Net sales - Note A                              $621,545       $422,877
Cost and expenses - Note A and E                 600,307        405,129
Goodwill amortization                                196            298
																																																	-------        -------
Operating Income                                  21,042         17,450

Other income/(expense):
	Interest expense                                 (4,876)        (3,645)
	Other income (expenses), net                        551            -0-
																																																	-------        -------
										Income From Continuing Operations
																								Before Income Taxes       16,717         13,805

Income taxes - Note B                              6,520          4,591
																																																	-------        -------
										Income From Continuing Operations       10,197          9,214

Discontinued Operations - Note E:
	Loss from operations (net ofincome tax benefit
			of $78 in 1993)                                  -0-          (1,443)
																																															--------       ---------
																																	Net Income   $  10,197      $    7,771
																																															========       =========


Earnings (loss) per share - Note A:
			From continuing operations                   $  .37          $  .33
			From discontinued operations                    -0-            (.05)
																																																		----             ----
																																																$  .37          $  .28
																																																	=====            ====

Weighted average number of shares used
in computation                              27,816,460        27,699,465



See notes to condensed consolidated financial statements.


SCI SYstems, Inc.
Condensed Consolidated Statements Of Income
			(Unaudited)

																																																Six Months Ended:
(In thousands of dollars except for
per share data)                              December 25,   December 26,
																																																	1994          1993

Net sales - Note A                            $1,239,966      $843,863
Cost and expenses - Note A and E               1,198,371       808,458
Goodwill amortization                                393           596
																																															---------      --------
																									Operating Income         41,202        34,809

Other income/(expense):
	Interest expense                                 (9,224)       (7,568)
	Other income (expenses), net                      1,226           468
																																															---------     ---------
								Income from Continuing Operations
																						Before Income Taxes        33,204         27,709

Income taxes - Note B                            12,950          9,321
																																															--------      ---------
								Income from Continuing Operations        20,254         18,388

Discontinued Operations - Note E:
	Loss from operations (net of income tax
		benefit of  $682 in 1993)                         -0-         (2,768)
																																														---------      ---------

																														Net Income    $    20,254     $   15,620
																																														=========      =========


Earnings (loss) per share - Note A:
		From continuing operations                    $  .73         $  .66
		From discontinued operations                     -0-           (.10)
																																																	-----          -----
																																																$  .73         $  .56
																																																	=====          =====

Weighted average number of shares used
in computation                              27,796,171      27,697,126


See notes to condensed consolidated financial statements.


SCI Systems, Inc.
Condensed Consolidated Statments Of Cash Flow
(Unaudited)

																																																		Six Months Ended:
																																																December 25,    December 26,
(In thousands of dollars)                           1994            1993

Operating Activities
	Net income                                   $      20,254   $      15,620
	Adjustments to reconcile net income to cash
	used for operations:
		Depreciation and amortization                      24,643          24,374
		Undistributed equity earnings                        (937)           (224)
		Effect of property, plant and equipment disposals    (444)             60
		Unrealized foreign currency exchange gain              97            (108)
		Deferred income taxes                                 -0-             427
		Other                                                 -0-              59
		Changes in current assets and liabilities:
			Accounts receivable                                5,360         (19,071)
			Inventories                                       26,439          33,272
			Refundable and deferred income taxes                  37             231
			Discontinued and other current assets             14,777          (6,044)
			Accounts payable and accrued expenses           (109,593)        (44,901)
			Income taxes                                       3,949          (4,052)
																																															------------    -------------
							Net Cash Used for Operating Activities      (15,418)            (357)
																																															------------    -------------

Investing Activities
		Purchase of property, plant and equipment        (21,212)         (21,282)
		Proceeds from sale of property, plant
			and equipment                                       487              109
		Increase in noncurrent assets                     (4,534)            (384)
																																															------------    -------------
							Net Cash Used for Investing Activities      (25,259)         (21,557)
																																															------------    -------------
Financing Activities
		Net increase in commercial paper and
				other short-term notes                            186            49,179
		Payments on long-term debt                   (4,172,192)       (1,451,367)
		Proceeds from long-term debt                  4,184,780         1,427,909
		Issuance of common stock                            175               337
																																															------------    -------------
				Net Cash Provided by Financing Activities      12,949            26,058
																																															------------    -------------

Effect of exchange rate changes on cash              (279)              876
																																															------------    -------------
Net increase (decrease) in cash and
			cash equivalents                               (28,007)            5,020
Cash and cash equivalents at beginning of
		period                                           35,822            15,846
																																															------------    -------------
Cash and Cash Equivalents at End of
		Period                                   $        7,815    $       20,866
																																														===========      ============

Cash equivalents consist of short-term deposits and liquid marketable securities which are stated at cost that approximates market value.


See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statments

December 25, 1994
(Unaudited)

Note A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions. The financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements (and all other information in this report) have not been examined by independent auditors, but in the opinion of the Company all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the period, have been made. The results of operations for the period ended December 25, 1994, are not necessarily indicative of the results of operations for the year ending June 30, 1995. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 1994.

Fiscal year 1994 second quarter's and first six months' income statements have been reclassified to correspond to current presentation for discontinued operations (see Note E).

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

Note B - Income Taxes

The Company provides U.S. income taxes on that portion of its foreign subsidiaries' earnings that it does not consider permanently invested. U.S. income taxes are not provided on certain undistributed earnings of foreign subsidiaries aggregating approximately $52,000,000 at December 25, 1994. Otherwise, approximately $15,000,000 of cumulative deferred income taxes would have been provided. Income tax provision for fiscal year 1995 differs from the U.S. statutory income tax rate primarily due to state income taxes.


Note C - Changes in Amount Outstanding of Securities or Indebtedness

Outstanding borrowings under the Company's Revolving Credit and Commercial Paper agreements were approximately $19,000,000 greater at December 25, 1994, than at June 30, 1994, to support increased revenue volume. Total unused credit facilities available to the Company at December 25, 1994, approximated $125,000,000.


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


Note E - Plant Closure  and Discontinued Operations

The previously announced planned closure of a domestic plant associated with the Company's government business was completed during the first quarter of fiscal year 1995. No significant costs associated with this closure beyond those provided for in fiscal year 1994's third quarter were incurred or are anticipated to be incurred.

During March 1994, the Company adopted plans for sale of certain business units. These units generally manufacture and sell proprietary products to consumer and commercial end-users. These business units are accounted for as discontinued operations, and accordingly, their operations are segregated in the accompanying condensed consolidated statements of income. Net sales, operating costs and expenses, other income and expense, and income taxes for fiscal year 1994's second quarter and first six months have been reclassified for amounts associated with the discontinued operations.

Sales, related losses and income tax benefits associated with the discontinued business units for fiscal year 1994's second quarter and first six months were as follows:

(In thousands of dollars)                            Second     First
																																																				Quarter   Six Months

			Sales                                            $24,775    $30,433
																																																					======     ======

			Loss from operations before  income tax benefit   ($1,521)  ($3,450)
			Income tax benefit                                     78       682
																																																							-----     -----
																													Loss from operations    ($1,443)  ($2,768)
																																																							=====     =====

On August 26, 1994, the Company sold the business associated with Cambridge Computer, Ltd. (a substantial part of the discontinued operations) for approximately $7,000,000 plus future royalties. Of this amount, $3,080,000 was received at closing with the remaining amount to be paid over three years. Other noncurrent assets include $4,392,000 for the accrual of the unpaid sales proceeds and estimated royalties to be received beyond the next twelve months.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Sales for the second quarter of fiscal year 1995 were $621.5 million, 47% over $422.9 million in 1994's second quarter. Sales for the first six months of fiscal year 1995 also increased 47 % over fiscal year 1994's $843.9 million. Substantially all of the increased sales resulted from increased volumes, especially in finished product assembly. Geographically, domestic sales during fiscal year 1995's first six months increased 32% over a year earlier, while foreign sales increased 76%. Foreign sales represented 41% of total sales for the first six months fiscal year 1995.

Exchange rate fluctuations over the past year have had a moderate impact on the Company's revenue and profits. The impact of the recent devaluation of the Mexican Peso was minor, since the majority of the Company's Mexican operational transactions are conducted using the U.S. Dollar. (The Company uses the U.S. Dollar as the functional currency of a majority of its foreign operations.) Foreign exchange losses for fiscal year 1995's second quarter approximated $1 million, compared with $.6 million for the same period last fiscal year. For the first six months of fiscal year 1995, foreign exchange losses approximated $.6 million, compared with a gain of $.3 million in fiscal year 1994's similar period.

Operating income for fiscal year 1995's second quarter was $21.0 million compared to $17.5 million in the same period of the preceding year. Operating income for the first six months was $41.2 million in fiscal year 1995, and $34.8 million in fiscal year 1994, respectively. The somewhat lower operating margins largely resulted from increased sales of finished product assembly that typically yield lower operating margins accompanied by higher asset turnover. Additionally, certain foreign plants experienced reduced operating margins as a result of local market conditions.

Interest expense for fiscal year 1995's second quarter and first six months increased 34% ($1.2 million), and 22% ($1.6 million), respectively, over the prior fiscal year's periods in comparison to a 47% sales increase. The interest expense increase resulted from increased interest rates and higher average debt outstanding to support increased revenues. Interest expense for fiscal year 1995's first six months represented 0.7% of sales, compared to 0.9% for the similar period of fiscal year 1994.

Other income increased in the second quarter and first six months of fiscal year 1995 from the corresponding prior fiscal year's amounts as a result of increased investment income.

Fiscal year 1995's estimated effective income tax rate differs from the U.S. statutory rate primarily due to the effects of state income taxes. The estimated effective income tax rate increased to 39% in fiscal year 1995 from 33% in fiscal year 1994's second quarter and 34% in its first six months. This increase mainly resulted from higher state income taxes and higher foreign income taxes as certain tax holidays expired.

No material adjustments are currently anticipated to the estimated disposal losses on discontinued operations previously provided for by the Company in fiscal year 1994.

Average asset turnover was 2.8 times in fiscal year 1995's second quarter and first six months, compared with 2.2 times experienced for all of fiscal year 1994. The higher asset turnover resulted from increased finished product assembly business and improved asset management.

Deferred income tax assets of approximately $6 million at
quarter end represent costs not currently deductible for income
tax purposes.   Taxable income is available to  realize those
benefits.


CAPITAL RESOURCES AND LIQUIDITY

The Company had working capital of $427 million at December 25, 1994, compared with $396 million at June 30, 1994. The ratio of Current Assets to Current Liabilities (current asset ratio) was
2.9 at December 25, 1994, compared with 2.2 at June 30, 1994.

"Available funds" at December 25, 1994, were approximately $133 million ($8 million in cash and $125 million in unused credit facilities). Fiscal year 1995's capital expenditures are currently budgeted at estimated depreciation and amortization for the fiscal year of $50 million. No significant impact is currently anticipated on the Company's liquidity as a result of discontinued operations.


The dollar amount of order backlog at December 25, 1994, believed by the Company to be firm was approximately $1,230 million, as compared to $937 million a year earlier (after restatement for discontinued operations), and $1,171 million a quarter earlier.


PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

At the Company's annual meeting of shareholders held on October
28, 1994, the following individuals were elected as Class I
Directors:

																												Votes in Favor   Votes Against   Abstentions
									Olin B. King        26,351,748          1,400         86,289
			Howard H. Callaway        26,355,179            600         83,658



The only other matters voted on at the meeting were: 1.) SCI Systems, Inc. 1994 Stock Option Incentive Plan (18,284,391 votes were cast in favor of the Plan, with 7,029,319 against, and 1,125,727 abstentions): and 2.) the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending June 30, 1995 (26,205,172 votes were cast in favor of their selection, with 77,750 against, and 156,509 abstentions).


ITEM 6. Exhibits and Reports on Form 8-K


(a) Exhibits
		(1) Exhibit 11 - Computation of primary and fully diluted
							earnings per share.
		(2) Exhibit 27 - Financial Data Schedule



(b) Reports

No reports on Form 8-K were filed by the Company during the period of September 26, 1994, to December 25, 1994.



																SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



																														SCI SYSTEMS, INC.
																														----------------
																															(REGISTRANT)



Date: February 8, 1995     By:  Olin B. King /s/
																																---------------
																																Olin B. King
																																Chairman of the Board
																																and  Chief Executive Officer
																																(Principal  Executive Officer)
																																(Acting Principal Financial and
																																Accounting Officer)