Form 10-K/A
period 1994-06-30
SCI SYSTEMS INC
filed 1995-04-28
CIK 87744

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                         ___________________________________

                              FORM 10-K
                    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Second amendment to Form 10-K for revision to Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. (First amendment was for Financial Data Schedules)



                              SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 1995                   SCI SYSTEMS, INC.
                                       By:  Olin B. King/s/
                                            ----------------
                                            Olin B. King
                                            Chairman of the Board
                                            and Chief Executive Officer







                         PART II


Item 7. Management's Discussion and Analysis of  Financial
Condition and Results of Operations



1994 Results Compared with 1993
  The fiscal year ended June 30, 1994 was a period of important transition for SCI Systems, Inc. New growth initiatives matured and a strategic acquisition was consummated while several activities were slated for discontinuance. Significantly higher revenue levels were achieved by year-end. New customers were developed to replace declining revenues from several customers losing market share in dynamic industries. Manufacturing capacity was increased to support unit volume and revenue growth in both traditional and new product areas.

     During a several quarter period spanning fiscal years 1993 and 1994, a major customer transition occurred. A number of the Company's larger customers experienced market share difficulties and revenue declines, resulting in a substantial decline in SCI's sales to those customers. During the same period the Company was growing its sales to a number of additional customers; that growth was masked by the traditional customer declines with the result of an apparent revenue "flat spot.'' By the fourth fiscal quarter the declines were over, and with newer customer sales growth continuing to accelerate, a revenue ``breakout'' occurred. Quarterly sales increased to $585 million and a new revenue base was established.

     An expanded number of production lines for finished product assembly, burn-in, and test were placed in operation to meet a growing number of customers' requirements, including rapid direct shipment to their customers.

     The Mexican plant was doubled in size during the year to accommodate growing demand for low cost products for both Latin American and domestic customers. Surface mount assembly was expanded and a finished product assembly capability became operational. Several new customers broadened the plant's product and customer bases as evidence of growing interest in this location.

     One of the Company's Huntsville plants supports a number of leading companies with a full range of design engineering support, manufacturing, and distribution services. This business experienced dynamic growth by providing innovative finished products that were brought to market in minimum time, custom manufactured in large volumes, and shipped directly to multiple market channels as well as directly to end users.

     Late in the year, the Company acquired from Hewlett-Packard its Grenoble, France plant. Also, fiscal year 1994 was the first full year of operation for the Watsonville, California plant since it was acquired from Tandem Computers.

     Fiscal 1994 sales of $1.852 billion increased $180 million (11%) from $1.672 billion in fiscal 1993. The largest of the increase came in the fourth quarter, when sales increased 35% over a year earlier. A substantial portion of the sales increase came from finished product assembly services offered by the Company. Geographically, domestic sales increased 24%, while foreign sales decreased 6%.

     Some of the markets influencing the Company's foreign operations have not recovered to the same extent as for domestic operations. The Singapore plant recovered from some softness in market demand in the early part of the fiscal year. Several network devices and electronic assemblies for personal computers are being produced for a number of new customers. These recent additions reduced the Singapore plant's historical dependence on the production of electronic assemblies for the disk drive industry. The European Region is well postured to expand full service manufacturing in Europe as that market experiences economic recovery and growth.

     Income from continuing operations was $30 million in fiscal 1994, as compared to $31 million a year earlier. As a percent of sales, income from continuing operations was 1.6% in fiscal 1994 versus 1.8% in fiscal 1993. The decline mainly resulted from an effective tax rate increase to 36.2% from 28.6%. Fiscal 1994's income from continuing operations before income taxes remained at approximately the same percentage of sales as in fiscal 1993. Fiscal 1994's fully diluted earnings per share from continuing operations were $1.08 as compared with $1.21 in the previous year.

     Operating income for fiscal 1994 was 3.3% of sales, down slightly from the 3.5% in fiscal 1993. A negative impact on fiscal 1994's operating profit resulted from operating losses (compared with fiscal 1993 operating profit) of a domestic plant associated with government business that was slated for closing during the year and related closing costs aggregating approximately $5 million. Additionally, the Company wrote down certain assets to net realizable value in the amount of approximately $4 million.
(See Notes E and L to the Consolidated Financial Statements which is incorporated herein by reference.) Fiscal 1993's operating profit included an inventory write down of $10 million associated with a customer's bankruptcy .

     Interest expense decreased $1.4 million in fiscal 1994 from that incurred in the prior year. While borrowings on a year-to-year basis increased, the Company's quarterly average borrowings were relatively constant. The interest expense decrease was primarily the result of lower effective interest rates.

     Income tax expense increased $4.7 million, mainly as a result of an increased effective income tax rate (36.2% in fiscal 1994 compared with 28.6% in fiscal 1993). The effective tax rate increase primarily resulted from higher state income taxes
(state income tax loss carryforwards were available in fiscal
1993); higher foreign income taxes (as certain tax holidays expired); and reduced income tax credits. (See Note H to the Consolidated Financial Statements which is incorporated herein by reference.)

    During the third quarter of fiscal 1994, the Company adopted plans for disposal of certain business units. (See Note J to the Consolidated Financial Statements which is incorporated herein by reference.) The estimated disposal loss of $4.5 million reduced earnings per share by $.16. On August 26, 1994, the Company entered into an agreement for the sale of a substantial part of the discontinued operations (Cambridge Computer, Ltd.). The potential sale proceeds for this operation approximate the amount the Company assumed in its disposal loss provision, and no material adjustment to the provision is anticipated. The remaining discontinued operations are available for sale. If reasonable purchase offers are not received for these operations, the Company will close them. In either case, the third quarter estimated disposal loss is currently believed to be materially sufficient.

    The discontinued operations represent substantially all of the Company's proprietary products. Unlike the Company's major line of business
(contract manufacturing for OEMs), the discontinued product lines were primarily developed and designed exclusively for sales through distribution channels.

     Prior to fiscal 1994, the discontinued operations' sales were insignificant as their products were substantially still in the development process. In fiscal 1993, the Company began to expand its marketing efforts for a consumer electronic product with the completion of a viable product design. This marketing effort accounted for almost all of fiscal 1994's and fiscal 1993's increases of discontinued products. With increased market penetration, especially in fiscal 1994, it became apparent that current products could not be sold at profit nor would it be prudent for the Company to continue to fund further research and development and marketing expenses. The majority of fiscal 1994's losses from discontinued operations represented the excess of product cost, research and development and marketing expenses over sales. Previous to fiscal 1994, the discontinued operations' pretax losses primarily represented product development and introductory expenses.

     The discontinuation of substantially all of the Company's proprietary products will have a favorable impact on future operating results and cash flows as a result of reduced cash expenditures.

     Exchange rate fluctuations during the year, especially in the Company's European Region, had a minor impact on revenue and net income. The Company uses the U.S. Dollar as the functional currency of a majority of its foreign operations. (See Note F to the Consolidated Financial Statements for discussion of foreign currency gains, which is incorporated herein by reference.)

     Average asset turnover in fiscal 1994 was 2.2 times compared to fiscal 1993's 2.4 times. This small decline correlated to increased accounts receivable and inventory levels.

     See pages 2 to 8 of the Company's 1994 Annual Report to
Shareholders, which is incorporated herein by reference, for further management discussion and analysis information.



Capital Resources and Liquidity

     At June 30,1994 working capital was $396 million compared with $337 million at June 30, 1993, an increase of 17.5%. The June
30, 1994 ratio of current assets to current liabilities (current asset ratio) was 2.2 as compared to 2.4 a year earlier. The increase in working capital resulted from larger current asset balances to support revenue growth.

     "Available funds'' at June 30, 1994 approximated $183 million, consisting of $36 million in cash and $147 million in unused credit facilities and commitments. (See Note C to the Company's 1994 Consolidated Financial Statements, which is incorporated herein by reference.) Increased borrowings are anticipated during fiscal 1995 to finance higher levels of working capital to support planned revenue growth.

     The Company's 1994 capital expenditures approximated 1994's depreciation and amortization (depreciation and amortization exceeded capital expenditures by $2.1 million). Fiscal 1995's capital expenditures are currently budgeted at fiscal 1995's estimated depreciation and amortization of $50 million.

     Inflationary trends are not expected to have a material impact on operations as relatively high asset turnover and long-term financing minimize the effects of inflationary conditions.



1993 Results Compared with 1992

     Fiscal 1993 sales of $1.672 billion increased $634 million (61%) from $1.038 billion in fiscal 1992. The sales increase was the result of improved economic conditions, new customers, and new product unit volume increases. The Company also benefited from a continuing shift to outsourcing by original equipment manufacturers (OEMs) and recent capacity expansion. Geographically, domestic sales increased 50% in fiscal 1993, while foreign sales increased 77%.

    Recovery from the prior recession was completed in the first fiscal quarter. The last three fiscal quarters saw the Company develop a stable new revenue base during the year. New orders, backlog, sales and earnings each reached record levels.
Operating margins steadily improved during the year. Average selling price declines, which were very troublesome in the prior two years, stimulated markets and led to substantial unit volume increases.

    While the Government Division's revenues grew during the year, a general slowdown was being experienced by government customers as federal budgets were reduced. In contrast, unit volumes continued to grow rapidly across the computer industry. As a result, both selling prices and profits of most computer companies declined. Those conditions caused the industry to migrate to additional outsourcing to reduce costs.

    Net income and primary earnings per share in fiscal 1993 were $26.6 million and $1.09, respectively, as compared to $3.8 million and $.18 in fiscal 1992. Fully diluted earnings per share were $1.07 in fiscal 1993; there was no dilution in fiscal 1992. Net income was 1.6% of sales in fiscal 1993 as compared with 0.4% in fiscal 1992.
The earnings increase was after the effects of starting up twenty-six new surface mount technology lines.

    Operating income of $58.0 million in fiscal 1993 was $39.4 million greater than the $18.6 million of the prior year. Operating income was 3.5% of sales in fiscal 1993 as compared with 1.8% in fiscal 1992. The overall improvement in operating income was due primarily to operating efficiencies and reduced manufacturing variances as a result of higher volumes.

     Exchange rate fluctuations during the year, especially in the Company's European Region, had a small negative impact on revenue and net income. The Company uses the U.S. Dollar as the functional currency of the majority of its foreign operations.
(See Note F to the Consolidated Financial Statements for discussion of foreign currency gains, which is incorporated herein by reference.)

     The Company believes an important indicator of its performance is Asset Turnover (Sales divided by Total Assets). Turnover indicates how well the Company's assets are utilized. Turnover times profit margin yields return on assets. Turnover on average assets for fiscal year 1993 was 2.4 times, as compared with 1.8 times for fiscal 1992.

     Interest expense increased $1.3 million during fiscal 1993 from $15.5 million in fiscal 1992. This increase was the net of increased interest expense due to increased bank borrowings resulting from sales growth, and reduced interest expense from the conversion of approximately $70 million of 9% Convertible
Subordinated Debentures into Common Stock. (See Note C to the
Company's 1994 Consolidated Financial Statements, which is incorporated herein by reference.)

     Net other income in fiscal 1993 was $1.7 million compared to $3.7 million in fiscal 1992. The decrease resulted primarily from reduced foreign exchange gains on financing transactions. (See Note F to the Consolidated Financial Statements, which is incorporated herein by reference.)

     Income taxes were $12.3 million in fiscal 1993 compared to a credit of $2.3 million in fiscal 1992. Fiscal 1993's effective income tax rate differed from the U.S. statutory rate primarily due to lower effective income taxes on foreign earnings considered permanently invested, and utilization of U.S.
research and development tax credit carryforwards. Income taxes increased in fiscal 1993 over the prior fiscal year largely due to increased taxable income, especially from domestic operations. Fiscal 1992's income tax credit mainly arose from recognition of a foreign net operating loss carryforward.