Form 10-Q
period 1995-03-26
SCI SYSTEMS INC
filed 1995-05-10
CIK 87744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
						SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 1995

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
											SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________

Commission file Number 0-2251

SCI SYSTEMS, INC.
(Exact name of registrant as specified in its charter)


Delaware                                63-0583436
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)         Identification No.)

c/o SCI Systems (Alabama), Inc.
				2101 West Clinton Avenue
				Huntsville, Alabama                    35805
(Address of principal executive offices)  (Zip Code)

		______________________________________________

(302) 998-0592
(Registrant's telephone number, including area code)
______________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      [X] Yes [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $.10 par value - 27,353,349 Shares
Outstanding at April 27, 1995

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SCI Systems, Inc.
Condensed Consolidated Balance Sheets
																																																								March 26,    June 30,
																																																									1995           1994
(In thousands of dollars)                               (Unaudited)     (*)

Assets

Current Assets
Cash and cash equivalents                              $    4,469   $  35,822
Accounts receivable                                       258,109     247,004
Inventories                                               355,102     400,595
Refundable and deferred federal and foreign income taxes    5,919       7,811
Assets associated with discontinued operations - Note E       -0-      12,504
Other current assets                                       17,009      17,749
																																																										-------     -------
																																			Total Current Assets   640,608     721,485

Property, Plant and Equipment
(Less accumulated depreciation of $239,102 at March 26,
1995 and $216,466 at June 30, 1994)                       183,533     182,768

Goodwill(Less accumulated amortization of $8,829 at
March 26, 1995 and $8,239 at June 30, 1994)                 3,092       3,682

Deferred Compensation Assets Held in Trust                  4,237       3,548

Other Noncurrent Assets- Note E                            13,574       8,729
																																																										-------     -------

																																											Total Assets  $845,044    $920,212
																																																										=======     =======


* Derived from audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.


SCI Systems, Inc.
Condensed Consolidated Balance Sheets
																																																								March 26,    June 30,
																																																										1995         1994
(In thousands of dollars except per share data)       (Unaudited)      (*)

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses                    $261,636    $292,351
Accrued payroll and related expenses                       19,408      18,997
Federal, foreign and state income taxes                    14,138       6,697
Accrued liabilities relating to plant and
		business unit disposals -  Note E                           413       1,930
Current maturities of long-term debt                        7,614       5,882
																																																										-------     -------
																														Total Current Liabilities   303,209     325,857


Deferred Income Taxes                                       1,091       1,091

Pension  Liability, less current portion                    6,681       6,681

Deferred Compensation                                       4,237       3,548

Long-Term Debt - Note C
		Industrial revenue bonds                                 21,297      23,306
		Long-term notes                                         134,099     216,202
		Convertible subordinated debentures                      38,919      38,893
																																																										-------     -------
																																			Total Long-Term Debt   194,315     278,401


Commitments and Contingencies - Note D

Shareholders' Equity
Preferred stock, 500,000 shares authorized but unissued       -0-         -0-
Common stock, $.10 par value: authorized 50,000,000
	shares; issued 27,366,436 shares at March 26, 1995
	and 27,335,782 shares at June 30,1994                      2,737       2,734
	Capital in excess of par value                           125,188     124,926
	Retained earnings                                        213,149     181,952
	Currency translation adjustment                           (5,222)     (4,637)
	Treasury stock of 29,683 shares, at cost                    (341)       (341)
																																																										-------     -------
																													Total Shareholders' Equity   335,511     304,634
																																																										-------     -------
													Total Liabilities and Shareholders' Equity  $845,044    $920,212
																																																										=======     =======

* Derived from audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.


SCI Systems, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

																																																												Quarter Ended:
																																																								March 26,    March 27,
(In thousands of dollars except per share data)            1995        1994

Net sales                                                $591,465    $424,092
Cost and expenses                                         570,920     419,806
Goodwill amortization                                         197         299
																																																										-------     -------
																																							Operating Income    20,348       3,987


Other income (expense):
Interest expense                                           (4,110)     (3,733)
	Other income (expenses), net                               1,701         479
																																																										-------     -------
		Income From Continuing Operations Before Income Taxes    17,939         733
Income taxes - Note B                                       6,996         257
																																																										-------     -------
																						Income From Continuing Operations    10,943         476
Discontinued Operations - Note E:
Loss from operations (net of income tax benefit of
		$798 in 1994)                                               -0-      (1,515)
Loss on disposal (net of income taxes benefit of
		$4,358 in 1994)                                             -0-      (4,492)
																																																										-------     -------
																																																														-0-      (6,007)
																																																										-------     -------
																																						Net Income (Loss) $  10,943    $ (5,531)
																																																										=======     =======

Earnings (loss) per share - Note A:
		From continuing operations                               $  .39      $  .02
		From discontinued operations                                -0-        (.22)
																																																													----        -----
																																																											$  .39     $  (.20)
																																																											======     ========

Weighted average number of shares used in computation  27,775,166   27,731,133

See notes to condensed consolidated financial statements.



SCI Systems, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
																																																										Nine Months Ended:
																																																								March 26,   March 27,
(In thousands of dollars except per share data)           1995         1994
Net sales                                              $1,831,431  $1,267,955
Cost and expenses                                       1,769,291   1,228,264
Goodwill amortization                                         590         895
																																																								---------   ---------
																																					Operating Income      61,550      38,796

Other income (expense):
		Interest expense                                        (13,334)    (11,301)
		Other income (expenses), net                              2,927         947
																																																								---------   ---------
Income From Continuing Operations Before Income Taxes      51,143      28,442

Income taxes - Note B                                      19,946       9,578
																																																								---------   ---------
																				Income From Continuing Operations      31,197      18,864

Discontinued Operations - Note E:
		Loss from operations (net of income tax benefit of
			$1,480 in 1994)                                           -0-       (4,283)
		Loss on disposal (net of income taxes benefit of
			$4,358 in 1994)                                           -0-       (4,492)
																																																							---------    ---------
																																																													-0-       (8,775)
																																																							---------    ---------
																																											Net Income $   31,197   $   10,089
																																																							=========    =========




Earnings (loss) per share - Note A:
		From continuing operations                             $ 1.12        $  .68
		From discontinued operations                              -0-          (.32)
																																																										-----         -----
																																																								$  1.12        $  .36
																																																										=====         =====

Weighted average number of shares used in computation 27,789,250   27,708,817

See notes to condensed consolidated financial statements.







SCI Systems, Inc.
Condensed Consolidated Statements Of Cash Flows
(Unaudited)
																																																										Nine Months Ended:
																																																								March 26,   March 27,
(In thousands of dollars)                                 1995        1994


Operating Activities
Net income                                            $    31,197  $   10,089
Adjustments to reconcile net income to cash
	provided by operations:
	Depreciation and amortization                             35,778      40,938
	Undistributed equity earnings                             (1,677)       (612)
	Effect of property, plant and equipment disposals           (225)         69
	Unrealized foreign currency exchange gain                 (1,516)         (6)
	Deferred income taxes                                        (10)     (4,728)
	Other                                                        -0-          61
	Changes in current assets and liabilities:
		Accounts receivable                                      (9,779)     12,859
		Inventories                                              46,376     (22,121)
		Refundable and deferred income taxes                      1,920       6,814
		Discontinued and other current assets                    13,589         145
		Accounts payable and accrued expenses                   (32,393)    (11,529)
		Income taxes                                              7,437      (7,141)
																																																							----------   ----------
													Net Cash Provided by Operating Activities     90,697       24,838
																																																							----------   ----------
Investing Activities
Purchase of property, plant and equipment                 (36,251)    (31,128)
Proceeds from sale of property, plant and equipment           537         418
Increase in noncurrent assets                              (3,249)       (329)
																																																							----------   ----------
																Net Cash Used for Investing Activities    (38,963)    (31,039)
																																																							----------   ----------
Financing Activities
Net (decrease) increase in commercial paper
		and other short-term notes                             (73,035)      49,394
Payments on long-term debt                            (5,285,444)  (2,625,592)
Proceeds from long-term debt                           5,275,794    2,595,625
Issuance of common stock                                     265          937
																																																							----------   ----------
	Net Cash (Used for) Provided by Financing Activities    (82,420)      20,364
																																																							----------   ----------
Effect of exchange rate changes on cash                     (667)           4
																																																							----------   ----------
Net (decrease) increase in cash and cash equivalents     (31,353)      14,167
Cash and cash equivalents at beginning of period          35,822       15,846
																																																							----------   ----------
Cash and Cash Equivalents at End of Period           $     4,469  $    30,013
																																																						==========   ==========
Cash equivalents consist of short-term deposits and liquid marketable securities which are stated at cost that approximates market value.

See notes to condensed consolidated financial statements.




Notes to Condensed Consolidated Financial Statements

March 26, 1995
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions.
The financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements (and all other information in this report) have not been examined by independent auditors, but in the opinion of the Company all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the period, have been made. The results of operations for the period ended March 26, 1995, are not necessarily indicative of the results of operations for the year ending June 30, 1995. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 1994.

Primary earnings per share are based on the weighted average number of common stock and dilutive common stock equivalents outstanding during each period. Common stock equivalents consist of stock options whose exercise price is less than the stipulated market price using the Treasury-stock method for both primary and fully diluted earnings per share. The fully diluted computation, when required assumes the dilutive conversion of the Company's outstanding convertible debenture issues, after adding back the debentures' after-tax interest expense.

Note B - Income Taxes

The Company provides U.S. income taxes on that portion of its foreign subsidiaries' earnings that it does not consider permanently invested. U.S. income taxes are not provided on certain undistributed earnings of foreign subsidiaries aggregating approximately $53,000,000 at March 26, 1995. Otherwise, approximately $18,600,000 of cumulative deferred income taxes would have been provided. Income tax provision for fiscal year 1995 differs from the U.S. statutory income tax rate primarily due to state income taxes.

Note C - Changes in Amount Outstanding of Securities or Indebtedness

Outstanding borrowings under the Company's Revolving Credit and Commercial Paper Agreement were approximately $97,000,000 less at March 26, 1995, than at June 30, 1994. Increased borrowings are anticipated by fiscal year-end as business levels increase. Total unused credit facilities available to the Company at March 26, 1995, approximated $226,000,000.

Note D - Termination  of A-12 Aircraft Program Subcontracts

The Company was a subcontractor to General Dynamics Corporation (GD) and McDonnell Aircraft Company (McDonnell) for development of certain subsystems for the U.S. NAVY A-12 Aircraft. The Government in January 1991 announced termination (for default) of the A-12 prime contracts. GD terminated for convenience its two subcontracts with the Company. Additionally, terminations for convenience were received from McDonnell and another A-12 Aircraft subcontractor on an additional nine subcontracts. Settlements have been concluded for all subcontracts terminated for convenience, at the approximate amounts previously accrued by the Company. In October 1991, McDonnell filed a sealed suit in Federal Court in St. Louis, Missouri claiming default on seven other subcontracts, with a remaining exposure of approximately twenty-two million dollars. Based upon the advice of special counsel, the Company believes it has meritorious defenses, although no assurance can be given to that effect, and is pursuing counterclaims against McDonnell through the courts.

Note E - Plant Closure  and Discontinued Operations

The previously announced planned closure of a domestic plant associated with the Company's government business was completed during the first quarter of fiscal year 1995. No significant costs associated with this closure beyond those provided for in fiscal year 1994's third quarter were incurred or are anticipated to be incurred. The plant's revenue represented less than 1% of consolidated sales. Operating income for the third quarter and first nine months of fiscal year 1994 reflect operating losses and disposal charges associated with this plant and write-down of certain assets to estimated net realizable values, aggregating $7,900,000 and $9,200,000, respectively.

During March 1994, the Company adopted plans for sale of certain business units. These units generally manufacture and sell proprietary products to consumer and commercial end-users. These business units are accounted for as discontinued operations, and accordingly, their operations are segregated in the accompanying condensed consolidated statements of income.

Sales, related losses and income tax benefits associated with the discontinued business units for fiscal year 1994's third quarter and first nine months were as follows:

(In thousands of dollars)                          Third    First Nine
																																																		Quarter     Months

		Sales                                           $11,692      $42,125
																																																		=======      =======

		Loss from operations before income tax benefit  ($2,313)     ($5,763)
		Income tax benefit                                  798        1,480
																																																				-----        -----
																												Loss from operations   (1,515)      (4,283)
																																																				-----        -----

		Loss on disposal of discontinued operations
				before income tax benefit                      (8,850)      (8,850)
		Income tax benefit                                4,358        4,358
																																																				-----        -----
					Loss on disposal of discontinued operations   (4,492)      (4,492)
																																																				-----        -----
									Total loss from discontinued operations  ($6,007)     ($8,775)
																																																				=====        =====

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



Item 2. Management's Discussion and Analysis of Results of Operations
								and Financial Condition

Results of Operations

Sales for the third quarter of fiscal year 1995 were $591.5 million,  39% over
$424.1 million in 1994's third quarter.   Substantially all of the increased
sales resulted from increased volumes. Sales for the first nine months of fiscal year 1995 of $1,831.4 million increased 44% over $1,268.0 million a year earlier. This increase also mainly resulted from increased volumes, especially in finished product assembly. Geographically, foreign sales increased 78% during fiscal year 1995's first nine months over a year earlier, as market conditions affecting international operations improved and an April 1994 French acquisition contributed to revenues. Domestic sales during fiscal year 1995's first nine months increased 27% over the same period in the prior fiscal year.

Exchange rate fluctuations over the past year had a moderate impact on the Company's revenue and profits. The impact of the devaluation of the Mexican Peso was not material, since the majority of the Company's Mexican operational transactions are conducted in the U.S. Dollar. (The Company uses the U.S. Dollar as the functional currency of a majority of its foreign operations.) Net foreign exchange gains for fiscal year 1995's first nine months approximated $.4 million, compared to $.1 million for the same period a year earlier.

Operating income for fiscal year 1995's third quarter was $20.3 million compared to $4.0 million in the same period of the preceding year. Operating income for the first nine months was $61.6 million in fiscal year 1995 and $38.8 million in fiscal year 1994, respectively. Operating profit primarily improved because of increased production volumes. Additionally, fiscal year 1994's operating profit included charges of $7.9 million and $9.2 million for the third quarter and first nine months, respectively, relating to operating losses and disposal charges for a closed domestic plant associated with the Company's government business, and for write-down of certain assets to estimated realizable values. Depreciation and amortization for the first nine months of fiscal year 1995 declined to 2.0% of sales compared to 2.8% in
the prior year and continued to approximate capital expenditures.   Moderate
reduction of the Company's historical operating margins are being experienced as finished product assembly revenue increases, although incremental improvements were achieved in the latest quarters. Conversely to typically lower operating margins is the higher asset turnover of such business with resulting lower capital requirements.

Interest expense for fiscal year 1995's third quarter and first nine months increased 10% ($.4 million), and 18% ($2.0 million), respectively, over the prior fiscal year's periods as compared to a 39% sales increase in the third quarter and a 44% sales increase in the first nine months. Increased interest expense resulted from higher interest rates on lower average borrowings. Interest expense for fiscal year 1995's first nine months represented 0.7% of sales, compared to 0.9% for the prior year's similar period.


Other income increased in the third quarter and first nine months of fiscal year 1995 from the corresponding prior fiscal year's amounts as a result of increased interest and investment income.

Fiscal year 1995's estimated effective income tax rate differs from the U.S. statutory rate primarily due to the effects of state income taxes. The estimated effective income tax rate increased to 39% in fiscal year 1995 from 35% in fiscal year 1994's third quarter and 34% in its first six months. This increase mainly resulted from higher state income taxes and higher foreign income taxes as certain tax holidays expired.

No material adjustments are currently anticipated to the estimated disposal losses on discontinued operations previously provided for in fiscal year 1994.

Asset turnover (annualized revenue divided by total assets) was 2.8 times in fiscal year 1995's third quarter and first nine months, compared with 2.2 times for fiscal year 1994. The higher turnover resulted from an increased finished product assembly business mix and improved asset management.

Deferred income tax assets of approximately $6 million at quarter end
represent costs not currently deductible for income tax purposes.   Taxable
income is available to  realize those benefits.

Capital Resources and Liquidity

The Company had working capital of $337 million at March 26, 1995, compared with $396 million at June 30, 1994. The ratio of Current Assets to Current Liabilities (current ratio) was 2.1 at March 26, 1995, compared with 2.2 at June 30, 1994. The Company continues to focus upon reduced number of days of sales in current assets and correspondingly reduced debt.

"Available funds" at March 26, 1995, were approximately $230 million
($4 million in cash and $226 million in unused credit facilities).
Fiscal year 1995's capital expenditures are currently forecast to exceed an estimated $50 million in depreciation and amortization by approximately
$30 million as the result of a planned acquisition. No significant impact is currently anticipated on the Company's liquidity as a result of discontinued operations.

The dollar amount of order backlog at March 26, 1995, believed by the Company to be firm was approximately $1,778 million, as compared to $1,015 million a year earlier, and $1,230 million a quarter earlier.



PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
(1) Exhibit 11 - Computation of primary and fully diluted earnings per share.
(2) Exhibit 27 - Financial Data Schedule

(b) Reports
No reports on Form 8-K were filed by the Company during the period of December 26, 1994, to March 26, 1995.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

																																										SCI System, Inc.
																																										---------------
																																										(Registrant)





Date: May 9, 1995                        By:  Olin B. King /s/
																																													----------------
																																														Olin B. King
																																														Chairman of the Board
																																														and Chief Executive Officer
																																													(Principal  Executive Officer)
																																													(Acting Principal Financial and
																																														Accounting Officer)