Form 10-K
period 1995-06-30
SCI SYSTEMS INC
filed 1995-09-28
CIK 87744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       -----------------------------------
                                    FORM 10-K

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 1995 -- Commission File No. 0-2251

                       -----------------------------------
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

                    -----------------------------------------
                                 (302) 998-0592
              (Registrant's telephone number, including area code)

                    -----------------------------------------
                    Securities registered pursuant to Section
                               12 (b) of the Act:

                                      None

                    ----------------------------------------
                    Securities registered pursuant to Section
                               12 (g) of the Act:

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

     At August 25, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was approxi mately $807,534,000. At August 25, 1995, there were 27,554,696 outstanding shares of the registrant's Common Stock.

                       Documents Incorporated By Reference

     Portions of the registrant's 1995 Annual Report to Shareholders are incorporated by reference into Parts I and II.
     Portions of the registrant's definitive Proxy Statement for its October 27, 1995, Annual Meeting of Shareholders are incorporated by reference into Part III.

                                  PART I AND II
                       DOCUMENTS INCORPORATED BY REFERENCE

     The following information required by Parts I and II is incorporated herein by reference to the Company's 1995 Annual Report to Shareholders, included herein as Exhibit 13:

                                                                   Excerpts from
                                                                       Form 10-K
                                                          (contained in the 1995
                                                   Annual       Annual Report to
                                                   Report          Shareholders)
                                                   Pages                Page (s)

PART I.

     ITEM 1.      Business                         Inside                 1 to 3
                                                    Front
                                                Cover and
                                                   4 to 8
     ITEM 2.      Properties                                                   3
     ITEM 3.      Legal Proceedings                                            3
     ITEM 4.      Submission of Matters to a Vote of Security Holders          3

PART II.

     ITEM 5.      Market for Registrant's Common Equity and Related
                  Stockholder Matters                                    3 and 5
     ITEM 6.      Selected Financial Data               1
     ITEM 7.      Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations        2 to 8                 3 to 5
     ITEM 8.      Consolidated Financial Statements and
                  Supplementary Data                                     5 to 13
     ITEM 9.      Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure          Not Applicable

                                    PART III
                       DOCUMENT INCORPORATED BY REFERENCE

     The following information required by Part III is incorporated herein by reference to the Company's definitive Proxy Statement pursuant to Regulation 14A for the October 27, 1995 Annual Meeting of Shareholders, filed with The Securities and Exchange Commission within 120 days after close of the fiscal year:

                                                                 Proxy Statement
                                                                        Page (s)

    ITEM 10.  Directors and Executive Officers of the Registrant      2, 3 and 5
    ITEM 11.  Executive Compensation                                      5 to 7
    ITEM 12.  Security Ownership of Certain Beneficial Owners
              and Management                                             1 and 2
    ITEM 13.  Certain Relationships and Related Transactions                   9

                                     PART IV

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Index to exhibits, financial statements and schedules

     (1)Financial Statements

        The following consolidated financial statements of the registrant are included in Item 8:

                                                                   Excerpts from
                                                                       Form 10-K
                                                                   (contained in
                                                                        the 1995
                                                                          Annual
                                                                       Report to
                                                                   Shareholders)
                                                                        Page (s)

     Consolidated Balance Sheets as of June 30, 1995, 1994, and 1993           6
     For the years ended June 30, 1995, 1994 and 1993:
       Consolidated Statements of Income                                       7
       Consolidated Statements of Shareholders' Equity                         7
       Consolidated Statements of Cash Flows                                   8
       Notes to Consolidated Financial Statements                        9 to 13
       Report of Ernst & Young LLP, Independent Auditors                      13

     (2)  Schedules
     The following consolidated financial statement schedule of the registrant is included hereafter:
       Schedule II - Valuation and qualifying accounts
     All other schedules are omitted as inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

     (3) Exhibits
         Number    DESCRIPTION

         3.1 Second Restated Certificate of Incorporation, as amended, (incorporated herein by reference to Exhibit
                   4.1 to Registration Statement on Form S-8, File No. 2-86230, as amended), and Certificate of Amend ment of the Second Restated Certificate of Incorporation as filed with the Secretary of State of Delaware on April 7, 1988, (incorporated by reference to Exhibit 3.1 to the Registrant's Report on Form 10-K for fiscal year ended June 30, 1988).

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

  (3)    Exhibits

         Number           DESCRIPTION

         10(a)(1) Credit Agreement dated June 25, 1993, by and between the Registrant, its Obligated Subsidiaries and its Lenders. (Incorporated herein by reference to exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1993.)

              (2) Amended and Restated Credit Agreement dated as of August 3, 1995, by and between the Registrant, its Obligated Subsidiaries and its Lenders.

           (b)(1) Receivable Purchase Agreement dated as of June 30, 1995, Among SCI Technology, Inc., as Seller, SCI Systems, Inc., as Guarantor, and Receivables Capital Corporation, as Purchaser, and Bank of America National Trust and Savings Association, as Administrative Agent.

           (c)(1)        Directors and Officers Liability Insurance Policies

           (d)(1)        SCI Systems, Inc. 1994 Stock Option Incentive Plan.
                         (Management contracts or compensatory plan)

           (e)(1) Savings Plan of the SCI Systems, Inc. Employee Financial Security Program, dated July 1, 1991. (Management contracts or compensatory plan) (Incorporated herein by reference to Exhibit 10 (i)(1) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1994.)

           (f)(1) Deferred Compensation Plan of SCI Systems Employee Financial Security Program, as amended and restated January 1, 1992. (Management contracts or compensatory plan) (Incorporated herein by reference to Exhibit 10( j)(1) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1994.)

           (g)(1)        Supplemental Retirement Plan of the SCI Systems, Inc.
                         Employee Financial Security Program, as amended and restated April 1994. (Management contracts or compensatory plan) (Incorporated herein by reference to
                         Exhibit 10 (k)(1) to the Registrant's Report on Form 10-K for the fiscal year ended June 30, 1994.)

         11 Computation of primary and fully diluted earnings per share for the years ended June 30, 1995, 1994 and 1993.

         13 1995 Annual Report to Shareholders. Except for the parts of the SCI Systems, Inc. Annual Report expressly incorporated into this Form 10-K by reference, the Annual Report is not to be deemed filed with the Securities and Exchange Commission.

         21              Subsidiaries of Registrant.

         23              Consent of Independent Auditors.

         27              Financial Data Schedule


     (b) No reports on Form 8-K were filed by the Registrant for the period March 27, 1995 through June 30, 1995.


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (In thousands of dollars)


                                                       Additions   Additions
                                            Balance   Charged to     Charged
                                          Beginning    Costs and    to Other   Deductions   Balance End
                Description                 of Year     Expenses    Accounts          (1)       of Year

     Year ended June 30, 1995:
     Allowance for doubtful accounts         $4,267       $1,018   $       0       $1,018        $4,267
                                             ======       ======   =========       ======        ======

     Year ended June 30, 1994:
     Allowance for doubtful accounts         $4,600       $4,192   $       0       $4,525        $4,267
                                             ======       ======   =========       ======        ======

     Year ended June 30, 1993:
     Allowance for doubtful accounts         $4,600       $2,621   $       0       $2,621        $4,600
                                             ======       ======   =========       ======        ======


     (1)  Uncollectible accounts written off, net of recoveries

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SCI SYSTEMS, INC.

     Date: September 25, 1995

                                              By:  Olin B. King  /s/
                                              ----------------------
                                                   Olin B. King
                                                   Chairman of the Board
                                                   and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             DATE              SIGNATURE                      TITLE

  September 25, 1995         Olin B. King  /s/      Chairman of the Board and
                              Olin B. King            Chief Executive Officer
                                                  (Principal Executive Officer)
                                                    (Principal Financial and
                                                        Accounting Officer)

 September 25, 1995      A. Eugene Sapp, Jr  /s/    Director, President, and
                           A. Eugene Sapp, Jr.        Chief Operating Officer
                                                  (Principal Operating Officer)

 September 25, 1995      Howard H. Callaway  /s/            Director
                           Howard H. Callaway

 September 25, 1995      William E. Fruhan  /s/             Director
                            William E. Fruhan
 September 25, 1995       Joseph C. Moquin  /s/             Director
                            Joseph C. Moquin

 September 25, 1995       Wayne Shortridge /s/              Director
                            Wayne Shortridge

 September 25, 1995        G. Robert Tod  /s/               Director
                              G. Robert Tod
 September 25, 1995        Jackie M. Ward  /s/              Director
                              Jackie M. Ward