Form 10-Q
period 1995-09-24
SCI SYSTEMS INC
filed 1995-11-08
CIK 87744

[DESCRIPTION]   FY 1996 FORM 10-Q FOR Q1


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 -----------------------------------------------

                                    FORM 10-Q

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 24, 1995

                                       or

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


                 ----------------------------------------------

                                 (302) 998-0592
              (Registrant's telephone number, including area code)
                 ----------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                Common Stock, $.10 par value - 29,489,595 Shares
                         Outstanding at October 31, 1995



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

                                SCI Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                                                          September 24,     June 30,
                                                                                 1995          1995
(In thousands of dollars)                                                  (Unaudited)          (*)
----------------------------------------------------------------------------------------------------
Assets


Current Assets
Cash and cash equivalents                                                  $   20,097    $   10,277
Accounts receivable                                                           270,438       259,308
Inventories                                                                   632,935       456,107
Refundable and deferred federal and foreign income taxes                        8,475         7,869
Other current assets                                                           14,642        11,491
                                                                           -----------    ----------
                      Total Current Assets                                    946,587       745,052



Property, Plant and Equipment
(Less accumulated depreciation of $255,381 at September 24, 1995, and
$242,953 at June 30, 1995)                                                    221,642       214,025

Goodwill
(Less accumulated amortization of $9,235 at September 24, 1995, and
$9,026 at June 30, 1995)                                                        2,786         2,995


Deferred Compensation Assets Held in Trust                                      5,509         5,040


Other Noncurrent Assets                                                        12,685        14,180
                                                                           -----------    ----------


                       Total Assets                                        $1,189,209     $ 981,292
                                                                           ===========    ==========

* Derived from audited financial statements, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.




                                SCI Systems, Inc.
                      Condensed Consolidated Balance Sheets


                                                                          September 24,    June 30,
                                                                                 1995          1995
(In thousands of dollars except share data)                                (Unaudited)          (*)
----------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses                                      $  525,354    $  417,495
Accrued payroll and related expenses                                           22,550        22,634
Federal, foreign and state income taxes                                        25,131        19,079
Current maturities of long-term debt                                            5,728         5,720
                                                                           -----------    ----------
                   Total Current Liabilities                                  578,763       464,928

Deferred Income Taxes                                                           1,134           509

Pension Liability, less current portion                                         4,669         4,669

Deferred Compensation                                                           5,509         5,040

Long-term Debt - Note C
Industrial revenue bonds                                                       21,280        21,306
Long-term notes                                                               172,719        96,138
Convertible subordinated debentures                                               -0-        38,926
                                                                           -----------    ----------
                      Total Long-term Debt                                    193,999       156,370

Commitments and Contingencies - Note D

Shareholders' Equity
Preferred stock, 500,000 shares authorized but unissued                           -0-           -0-
Common stock, $.10 par value: authorized 50,000,000 shares; issued 29,489,595
shares at September 24, 1995, and 27,465,675 shares at June 30, 1995            2,949         2,747
Capital in excess of par value                                                166,552       126,123
Retained earnings                                                             242,317       227,195
Currency translation adjustment                                                (6,342)       (5,948)
Treasury stock of 29,683 shares, at cost                                         (341)         (341)
                   Total Shareholders' Equity                                 405,135       349,776
                                                                           -----------    ----------
        Total Liabilities and Shareholders' Equity                         $1,189,209     $ 981,292
                                                                           ===========    ==========
* Derived  from  audited  financial  statements,  but does not  include  all the information and footnotes required by generally accepted  accounting  principles for complete financial statements.

See notes to condensed consolidated financial statements.


                                SCI Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                               Quarter Ended:

                                                                         September 24, September 25,
(In thousands of dollars except per share data)                                  1995          1994
----------------------------------------------------------------------------------------------------
Net sales                                                                  $  876,623    $  618,421
Cost and expenses                                                             846,603       598,064
Goodwill amortization                                                             209           197
                                                                           -----------    ----------
                         Operating Income                                      29,811        20,160

Other income (expense):
Interest expense                                                               (4,698)       (4,348)
Other income, net                                                                 302           675
                                                                           -----------    ----------
                    Income before Income Taxes                                 25,415        16,487

Income taxes - Note B                                                          10,293         6,430
                                                                           -----------    ----------
                          Net Income                                         $ 15,122      $ 10,057
                                                                           ===========    ==========

Earnings per share - Note A:                                               $      .51    $      .36

Weighted average number of shares used in computation                      30,025,734    27,775,619


See notes to condensed consolidated financial statements.


                                        4


                                SCI Systems, Inc.
                 Condensed Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                                 Quarter Ended:

                                                                      September 24,   September 25,

(In thousands of dollars)                                                        1995          1994
----------------------------------------------------------------------------------------------------
                              Operating Activities
Net income                                                                 $   15,122    $   10,057
Adjustments to reconcile net income to cash
(used for) provided by operations:
Depreciation and amortization                                                  14,431        11,805
Undistributed equity earnings                                                    (246)         (515)
Effect of property, plant and equipment disposals                                (102)          (34)
Unrealized foreign currency exchange loss (gain)                                  359          (381)
Changes in current assets and liabilities:
Accounts receivable                                                           (11,422)       23,142
Inventories                                                                  (177,098)      (36,907)
Refundable and deferred income taxes                                               99           -0-
Discontinued and other current assets                                          (3,182)       13,296
Accounts payable and accrued expenses                                         108,168       (20,987)
Income taxes                                                                    5,964         6,213
                                                                           -----------    ----------
      Net Cash (Used for) Provided by Operating Activities                    (47,907)        5,689
                                                                           -----------    ----------
Investing Activities
Purchase of property, plant and equipment                                     (21,892)      (16,115)
Proceeds from sale of property, plant and equipment                               149            38
Decrease (increase) in noncurrent assets                                        1,741        (4,441)
                                                                           -----------    ----------
                 Net Cash Used for Investing                                  (20,002)      (20,518)
                                                                           -----------    ----------

Financing Activities
Net increase  in commercial paper and other short-term notes                   64,635           272
Payments on long-term debt                                                 (1,776,177)   (1,719,400)
Proceeds from long-term debt                                                1,787,728     1,724,614
Issuance of common stock                                                        1,806            76
                                                                           -----------    ----------
             Net Cash Provided by Financing Activities                         77,992         5,562
                                                                           -----------    ----------
Effect of exchange rate changes on cash                                          (263)          (85)
                                                                           -----------    ----------
Net increase (decrease) in cash and cash equivalents                            9,820        (9,352)
Cash and cash equivalents at beginning of period                               10,277        35,822
                                                                           -----------    ----------

          Cash and Cash Equivalents at End of Period                         $ 20,097      $ 26,470
                                                                           ===========    ===========
Cash equivalents consist of short-term deposits and liquid marketable securities which are stated at cost that approximates market value.

See notes to condensed consolidated financial statements.


                                        5

Notes to Condensed Consolidated Financial Statements

September 24, 1995
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions. The financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements (and all other information in this report) have not been examined by independent auditors, but in the opinion of the Company all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the period, have been made. The results of operations for the period ended September 24, 1995, are not necessarily indicative of the results of operations for the year ending June 30, 1996. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

Primary earnings per share are based on the weighted average number of common stock and dilutive common stock equivalents outstanding during each period. Common stock equivalents consist of stock options whose exercise price is less than the stipulated market price using the Treasury-stock method for both primary and fully diluted earnings per share. Fiscal year 1995's fully diluted computations, when applicable, assumed the dilutive conversion of the Company's outstanding convertible debenture issue, after adding back their after-tax interest expense. Shares issued upon conversion of the 5 5/8% Convertible Subordinated Debentures on September 1, 1995, have been treated as outstanding from July 1, 1995, for purposes of the computation; fiscal year 1996's related after-tax interest expense for the converted debentures have been added back to net income for computational purposes.

Note B - Income Taxes

The Company provides U.S. income taxes on that portion of its foreign subsidiaries' earnings that it does not consider permanently invested. U.S. income taxes are not provided on certain undistributed earnings of foreign subsidiaries aggregating approximately $49,000,000 at September 24, 1995. Otherwise, approximately $15,000,000 of cumulative deferred income taxes would have been provided. Income tax provision for fiscal year 1996 differs from the U.S. statutory income tax rate primarily due to state income taxes.

Note C - Changes in Amount Outstanding of Securities or Indebtedness

Outstanding  borrowings  at September 24, 1995,  under the  Company's  Revolving
Credit and Commercial Paper and other long-term debt agreements increased approximately $78,000,000 from the June 30, 1995 balance. At September 24, 1995, the Company had $100,000,000 outstanding under its Asset Securitization Agreement, a $50,000,000 increase from the June 30, 1995 amount. Total unused credit facilities available to the Company at September 24, 1995, approximated $236,000,000.

The June 30, 1995 5 5/8% Convertible Subordinated Debentures in the amount of $38,825,000 were converted into 1,847,120 shares of the Company's common stock on September 1, 1995.


Note D - Termination  of A-12 Aircraft Program Subcontracts

The Company was a subcontractor for development of certain subsystems for the U.S. NAVY A-12 Aircraft. The Government, in January 1991, announced termination (for default) of the A-12 prime contracts. Terminations for convenience were received for eleven of the Company's A-12 subcontracts, of which the majority were with McDonnell Aircraft Company (McDonnell). Settlements have been concluded for all subcontracts terminated for convenience, at the approximate amounts previously accrued by the Company. In October 1991, McDonnell filed a sealed suit in Federal Court in St. Louis, Missouri claiming default on seven other subcontracts, with a remaining Company inventory exposure of approximately $22,000,000. Based upon the advice of special counsel, the Company believes it has meritorious defenses, although no assurance can be given to that effect, and is pursuing counterclaims against McDonnell through the courts.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Sales for the first quarter of fiscal year 1996 were $876.6 million, a 42% increase over $618.4 million in fiscal year 1995's first quarter. Substantially all of the increased sales resulted from increased unit volumes. Geographically, foreign sales increased 45% during fiscal year 1996's first quarter from fiscal year 1995 first quarter's sales. Domestic sales increased 39% during fiscal year 1996's first quarter over the same period in the prior fiscal year.

Operating income for fiscal year 1996's first quarter was $29.8 million compared to $20.2 million in the same period of the preceding year. Operating profit primarily improved because of increased production volumes.

Interest expense for fiscal year 1996's first quarter increased slightly over the preceding year's first quarter expense. As a percent of sales, fiscal year 1996 first quarter's interest expense declined to 0.5% from 0.7% in the preceding fiscal year's first quarter. Aggregate quarter-end borrowings and amounts securitized remained at the same approximate level in fiscal year 1996 as that at the end of fiscal year 1995's first quarter, although sales increased 42%.

Fiscal year 1996's estimated effective income tax rate differs from the U.S. statutory rate primarily due to the effects of state income taxes. The estimated effective income tax rate increased to 40.5% in fiscal year 1996 from 39% in fiscal year 1995's first quarter as a result of higher state income taxes and higher foreign income taxes as certain tax holidays expired.

Average asset turnover for fiscal year 1996's first quarter was 3.2 times compared with 2.8 times for fiscal year 1995's first quarter. The higher turnover resulted from increased percentage of finished product assembly business and improved asset management.


Capital Resources and Liquidity

The Company had working capital of $368 million at September 24, 1995, compared with $280 million at June 30, 1995. September 24, 1995's ratio of current assets to current liabilities (current ratio) was 1.6, the same level as at June 30, 1995.

Available funds at September 24, 1995, were approximately $256 million. Fiscal year 1996's capital expenditures are currently estimated to be between 80 and 90 million dollars.

The dollar amount of order backlog at September 24, 1995, believed by the Company to be firm was approximately $2.502 billion, as compared to $1.174 billion a year earlier, and $2.135 billion a quarter earlier.


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
     (1) Exhibit 11 -  Computation  of primary and fully  diluted  earnings  per share.
     (2) Exhibit 27 -  Financial Data Schedule

(b) Reports
The Company during the period of July 1, 1995, to September 24, 1995, filed one report on Form 8-K. The report, filed on August 22, 1995, dealt with the Company calling for redemption on September 1, 1995, all of its outstanding 5 5/8 % Convertible Subordinated Debentures due on March 1, 2012.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SCI Systems, Inc.
                                    (Registrant)





Date: November 7, 1995              By: Olin B. King /s/
      ----------------                 -----------------
                                    Olin B. King
                                    Chairman of the Board
                                    and Chief Executive Officer
                                    (Principal  Executive Officer and
                                    Principal Financial and Accounting Officer)