Form 10-Q
period 1995-12-24
SCI SYSTEMS INC
filed 1996-02-07
CIK 87744

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 -----------------------------------------------

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 24, 1995

                                       or

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

                Common Stock, $.10 par value - 29,505,345 Shares
                         Outstanding at January 23, 1996


PART I. FINANCIAL INFORMATION

                                                     SCI Systems, Inc.
                                             Condensed Consolidated Balance Sheets

                                                                                              December 24,         June 30,
                                                                                                 1995                1995
(In thousands of dollars)                                                                     (Unaudited)             (*)
----------------------------------------------------------------------------------------------------------------------------

Assets



Current Assets
Cash and cash equivalents                                                                   $        9,112     $     10,277
Accounts receivable                                                                                241,855          259,308
Inventories                                                                                        732,409          456,107
Refundable and deferred federal and foreign income taxes                                             7,633            7,869
Other current assets                                                                                22,294           11,491
                                                                                         -----------------------------------
                                                                     Total Current Assets        1,013,303          745,052





Property, Plant and Equipment
(Less accumulated depreciation of $266,684 at December 24, 1995, and
$242,953 at June 30, 1995)                                                                         233,078          214,025






Other Noncurrent Assets                                                                             22,143           22,215

                                                                                         -----------------------------------





                                                                             Total Assets       $1,268,524      $   981,292
                                                                                         ===================================

* Derived from audited financial statements, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.






                                                     SCI Systems, Inc.
                                             Condensed Consolidated Balance Sheets

                                                                                              December 24,         June 30,
                                                                                                  1995               1995
(In thousands of dollars except share data)                                                   (Unaudited)             (*)
----------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses                                                           $  572,124       $  417,495
Accrued payroll and related expenses                                                                23,696           22,634
Federal, foreign and state income taxes                                                             22,551           19,079
Current maturities of long-term debt                                                                 5,798            5,720
                                                                                        ------------------------------------
                                                               Total Current Liabilities           624,169          464,928

Deferred Income Taxes                                                                                1,134              509

Pension Liability, less current portion                                                              4,669            4,669

Deferred Compensation                                                                                6,384            5,040

Long-term Debt - Note C
Industrial revenue bonds                                                                            21,293           21,306
Long-term notes                                                                                    183,779           96,138
Convertible subordinated debentures                                                                    -0-           38,926
                                                                                        ------------------------------------
                                                                    Total Long-term Debt           205,072          156,370

Commitments and Contingencies - Note D

Shareholders' Equity
Preferred stock, 500,000 shares authorized but unissued                                                -0-              -0-
Common stock, $.10 par value: authorized 50,000,000 ; issued 29,505,345 shares
at December 24, 1995 and 27,465,675 shares at June 30,1995                                           2,951            2,747
Capital in excess of par value                                                                     166,782          126,123
Retained earnings                                                                                  264,475          227,195
Currency translation adjustment                                                                    (6,771)          (5,948)
Treasury stock of 29,683 shares, at cost                                                             (341)            (341)
                                                                                        ------------------------------------
                                                              Total Shareholders' Equity           427,096          349,776
                                                                                        ------------------------------------

                                              Total Liabilities and Shareholders' Equity        $1,268,524       $  981,292
                                                                                        ====================================

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




                                                     SCI Systems, Inc.
                                        Condensed Consolidated Statements of Income
                                                        (Unaudited)

                                                                                                     Quarter Ended:
                                                                                             December 24,      December 25,
(In thousands of dollars except per share data)                                                  1995              1994
----------------------------------------------------------------------------------------------------------------------------

Net sales                                                                                      $1,203,506          $621,545
Costs and expenses                                                                              1,160,912           600,307
Goodwill amortization                                                                                 209               196
                                                                                       -------------------------------------
                                                                       Operating Income            42,385            21,042

Other income (expense):
 Interest expense                                                                                 (5,917)           (4,876)
 Other income, net                                                                                    772               551
                                                                                       -------------------------------------
                                                             Income before Income Taxes            37,240            16,717

Income taxes - Note B                                                                              15,082             6,520
                                                                                       -------------------------------------

                                                                             Net Income     $      22,158         $  10,197
                                                                                       =====================================


Earnings per share - Note A:                                                                         $.74              $.37

Weighted average number of shares used in computation                                          30,121,293        27,816,460


See notes to condensed consolidated financial statements.





                                                     SCI Systems, Inc.
                                        Condensed Consolidated Statements of Income
                                                        (Unaudited)

                                                                                                  Six Months Ended:
                                                                                          December 24,         December 25,
(In thousands of dollars except per share data)                                               1995                 1994
----------------------------------------------------------------------------------------------------------------------------

Net sales                                                                                      $2,080,129        $1,239,966
Costs and expenses                                                                              2,007,515         1,198,371
Goodwill amortization                                                                                 418               393
                                                                                       -------------------------------------
                                                                       Operating Income            72,196            41,202

Other income (expense):
 Interest expense                                                                                (10,615)           (9,224)
 Other income, net                                                                                  1,074             1,226
                                                                                       -------------------------------------
                                                             Income before Income Taxes            62,655            33,204

Income taxes - Note B                                                                              25,375            12,950
                                                                                       -------------------------------------

                                                                             Net Income      $     37,280     $      20,254
                                                                                       =====================================


Earnings per share - Note A:                                                                        $1.24              $.73

Weighted average number of shares used in computation                                          30,135,192        27,796,171


See notes to condensed consolidated financial statements.





                                                     SCI Systems, Inc.
                                      Condensed Consolidated Statements Of Cash Flows
                                                        (Unaudited)
                                                                                                  Six Months Ended:
                                                                                           December 24,        December 25,
(In thousands of dollars)                                                                      1995                1994
----------------------------------------------------------------------------------------------------------------------------

Operating Activities
 Net income                                                                                 $    37,280       $      20,254
 Adjustments to reconcile net income to cash
   used for operations:

   Depreciation and amortization                                                                 29,084              24,643
   Undistributed equity earnings                                                                  (744)               (937)
   Effect of property, plant and equipment disposals                                              (219)               (444)
   Unrealized foreign currency exchange loss (gain)                                               (531)                  97
   Changes in current assets and liabilities:
     Accounts receivable                                                                         16,432               5,360
     Inventories                                                                              (277,957)              26,439
     Refundable and deferred income taxes                                                           236                  37
     Other current assets                                                                      (10,213)              14,777
     Accounts payable and accrued expenses                                                      156,951           (109,593)
     Income taxes                                                                                 3,387               3,949
                                                                                     ---------------------------------------
                                               Net Cash Used for Operating Activities          (46,294)            (15,418)
                                                                                     ---------------------------------------
Investing Activities
 Purchase of property, plant and equipment                                                     (47,606)            (21,212)
 Proceeds from sale of property, plant and equipment                                                228                 487
 Decrease (increase) in noncurrent assets                                                         1,741             (4,534)
                                                                                     ---------------------------------------
                                               Net Cash Used for Investing Activities          (45,637)            (25,259)
                                                                                     ---------------------------------------
Financing Activities
 Net increase  in commercial paper and other short-term notes                                    71,615                 186
 Payments on long-term debt                                                                 (4,653,517)         (4,172,192)
 Proceeds from long-term debt                                                                 4,669,520           4,184,780
 Issuance of common stock                                                                         2,037                 175
                                                                                     ---------------------------------------
                                            Net Cash Provided by Financing Activities            89,655              12,949
                                                                                     ---------------------------------------
Effect of exchange rate changes on cash                                                           1,111               (279)
                                                                                     ---------------------------------------
Net decrease in cash and cash equivalents                                                       (1,165)            (28,007)
Cash and cash equivalents at beginning of period                                                 10,277              35,822
                                                                                     ---------------------------------------

                                           Cash and Cash Equivalents at End of Period    $        9,112     $         7,815
                                                                                     =======================================

Cash equivalents consist of short-term deposits and liquid marketable securities which are stated at cost that approximates market value.

See notes to condensed consolidated financial statements.






================================================================================
Notes to Condensed Consolidated Financial Statements
================================================================================

December 24, 1995
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions. The financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements (and all other information in this report) have not been examined by independent auditors, but in the opinion of the Company all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the period, have been made. The results of operations for the period ended December 24, 1995, are not necessarily indicative of the results of operations for the year ending June 30, 1996. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

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

Note B - Income Taxes

The Company provides U.S. income taxes on that portion of its foreign subsidiaries' earnings that it does not consider permanently invested. U.S. income taxes are not provided on certain undistributed earnings of foreign subsidiaries aggregating approximately $53,000,000 at December 24, 1995. Otherwise, approximately $14,500,000 of cumulative deferred income taxes would have been provided. Income tax provision for fiscal year 1996 differs from the U.S. statutory income tax rate primarily due to state income taxes.

Note C - Changes in Amount Outstanding of Securities or Indebtedness

Outstanding borrowings at December 24, 1995, under the Company's Revolving Credit and Commercial Paper, and other long-term debt agreements increased approximately $88,000,000 from the June 30, 1995, balance. At December 24, 1995, the Company had $150,000,000 outstanding under its Asset Securitization Agreement, a $100,000,000 increase from the June 30, 1995, amount. Total unused credit facilities available to the Company at December 24, 1995, approximated $224,000,000.

The $38,825,000 of outstanding 5 5/8% Convertible Subordinated Debentures at June 30, 1995, were substantially converted into 1,847,120 shares of the Company's common stock on September 1, 1995.

Note D - Termination  of A-12 Aircraft Program Subcontracts

The Company was a subcontractor for development of certain subsystems for the U.S. NAVY A-12 Aircraft. The Government, in January 1991, announced termination (for default) of the A-12 prime contracts. Terminations for convenience were received for eleven of the Company's A-12 subcontracts, of which the majority were with McDonnell Aircraft Company (McDonnell). Settlements have been concluded for all subcontracts terminated for convenience, at the approximate amounts previously accrued by the Company. In October 1991, McDonnell filed a sealed suit in Federal Court in St. Louis, Missouri claiming default on seven other subcontracts, which have a remaining Company inventory exposure of approximately $22,000,000. Based upon the advice of special counsel, the Company believes it has meritorious defenses, although no assurance can be given to that effect, and is pursuing counterclaims against McDonnell through the courts.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Sales for the second quarter of fiscal year 1996 were $1.204 billion, a 94% increase over $621.5 million in fiscal year 1995's second quarter. Sales for the first six months increased 68% to $2.080 billion from $1.240 billion for the same period in fiscal year 1995. Substantially all of the increased sales resulted from increased unit volumes, especially in finished product manufacturing services. Fiscal year 1996 second quarter's sales were favorably impacted by seasonal factors and by nonrecurring pipeline filling for certain products. Geographically, foreign sales increased 46% during fiscal year 1996's first six months from that in the corresponding period of the prior fiscal year, with domestic sales increasing 83% during the same period. Foreign sales represented 36% of total sales for the first six months of fiscal year 1996 compared with 41% for total fiscal year 1995.

Operating income, net income and earnings per share for the second quarter of fiscal year 1996 each more than doubled from the comparative quarter in fiscal year 1995. These increases can be mainly attributed to substantially higher sales volume. Operating margins for fiscal year 1996's second quarter improved to 3.5% from 3.4% a year earlier. Operating margins for the first six months improved to 3.5% for fiscal year 1996 from 3.3% for fiscal year 1995. The improvement resulted from recovering operating margins in certain foreign operations as their sales volumes increased.

Interest expense as a percentage of sales declined to .5% for both the second quarter and first six months of fiscal year 1996, compared with .8% and .7% for the corresponding periods of fiscal year 1995 as a result of a higher asset turnover ratio. Fiscal year 1996 second quarter's asset turnover increased to
3.6 times (excluding the favorable impact of an asset securitization program) compared with 2.8 times for fiscal year 1995's second quarter. Average combined quarter-end borrowings and amounts securitized remained at the same approximate level for both fiscal year 1996's and 1995's first six months ($291 million and $290 million, respectively), although sales increased 68%. Ending debt to annualized sales ratio for the first six months of fiscal year 1996 declined to
 .05 from .12 for first six months of fiscal year 1995.

Fiscal year 1996's estimated effective income tax rate differs from the U.S. statutory rate primarily due to the effects of state income taxes. The estimated effective income tax rate increased to 40.5% in fiscal year 1996 from 39% in fiscal year 1995's first six months as a result of higher state income taxes and higher foreign income taxes as certain tax holidays expired.

Capital Resources and Liquidity

The Company had working capital of $389 million at December 24, 1995, compared with $280 million at June 30, 1995. December 24, 1995's ratio of current assets to current liabilities (current ratio) was 1.6, the same level as at June 30, 1995.

Available funds at December 24, 1995, were approximately $233 million. Fiscal year 1996's capital expenditures are currently estimated to be between 80 and 90 million dollars.

The dollar amount of order backlog at December 24, 1995, believed by the Company to be firm was $2.427 billion, as compared with $1.230 billion a year earlier.


                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.
At the Company's annual meeting of shareholders held on October 27, 1995, the following individuals were elected as Class II Directors:

                                  Votes in Favor       Votes Withheld
       Jackie M. Ward               26,833,234              86,377
       Wayne Shortridge             26,817,403             102,208
       William E. Fruhan            26,833,400              86,211

The other matters voted on at the meeting were:
                                      Votes in Favor  Votes Against  Abstentions
Amendment to the Company's Second
Restated Certificate of Incorporation to
increase the number of authorized shares
of Common Stock to 100,000,000            25,186,729      1,632,442      100,400

Selection of Ernst & Young LLP as the
Company's independent auditors for the
fiscal year ending June 30, 1996          26,803,053         57,520       59,038

Of the total shares eligible to vote, no response was received to the solicitation for proxy from shareholders holding 2,569,984 shares.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
     (1) Exhibit 10 - First Modification of Amended and Restated Credit Agreement (dated August 3, 1995) made as of December 8, 1995, between the Registrant, its Obligated Subsidiaries and its Lenders.
     (2) Exhibit 11 - Computation of primary and fully diluted earnings per share.
     (3) Exhibit 27 - Financial Data Schedule

(b) Reports
The Company filed no reports on Form 8-K during the period of September 25, 1995, to December 24, 1995.






                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 SCI Systems, Inc.
                                                  (Registrant)





Date: February 7, 1995               By:  Olin B. King /s/
      -------- -- ----               ---- -- ---- ---
                                     Olin B. King
                                     Chairman of the Board
                                     and Chief Executive Officer
                                     (Principal  Executive Officer and
                                     Principal Financial and Accounting Officer)