Form 10-Q/A
period 1995-12-24
SCI SYSTEMS INC
filed 1996-02-08
CIK 87744

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

                                                        SCI Systems, Inc.
                                                          (Registrant)





Date: February 7, 1996           By: /s/ Olin B. King
      -------- -- ----               --- ---- -- ----
                                     Olin B. King
                                     Chairman of the Board
                                     and Chief Executive Officer
                                     (Principal  Executive Officer and
                                     Principal Financial and Accounting Officer)

(Amendment relates to the signature date which was inadvertently typed as 1995 instead of 1996.)