Form 10-Q
period 1996-03-24
SCI SYSTEMS INC
filed 1996-05-08
CIK 87744

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 ----------------------------------------------

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 24, 1996

                                       or

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

                 Common Stock, $.10 par value - 29,543,145 Shares
                          Outstanding at April 30, 1996


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
                                                        SCI Systems, Inc.
                                              Condensed Consolidated Balance Sheets

                                                                                                March 24,         June 30,
                                                                                                  1996              1995
(In thousands of dollars)                                                                      (Unaudited)           (*)
- ----------------------------------------------------------------------------------------------------------------------------

Assets



Current Assets
Cash and cash equivalents                                                                      $    17,753     $     10,277
Accounts receivable                                                                                308,674          259,308
Inventories                                                                                        650,665          456,107
Refundable and deferred federal and foreign income taxes                                             7,627            7,869
Other current assets                                                                                11,058           11,491
                                                                                         -----------------------------------
                                                                     Total Current Assets          995,777          745,052





Property, Plant and Equipment
(Less accumulated depreciation of $280,686 at March 24, 1996, and
$242,953 at June 30, 1995)                                                                         233,884          214,025






Other Noncurrent Assets                                                                             14,156           22,215

                                                                                         -----------------------------------





                                                                             Total Assets       $1,243,817      $   981,292
                                                                                         ===================================

* Derived from audited financial statements, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.






                                                        SCI Systems, Inc.
                                              Condensed Consolidated Balance Sheets

                                                                                                 March 24,         June 30,
                                                                                                   1996              1995
(In thousands of dollars except share data)                                                     (Unaudited)           (*)
- ----------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses                                                            $ 453,259       $  417,495
Accrued payroll and related expenses                                                                24,346           22,634
Federal, foreign and state income taxes                                                             15,750           19,079
Current maturities of long-term debt                                                                 5,803            5,720
                                                                                          ----------------------------------
                                                                 Total Current Liabilities         499,158          464,928

Deferred Income Taxes                                                                                1,134              509

Pension Liability, less current portion                                                              4,669            4,669

Deferred Compensation                                                                                6,723            5,040

Long-term Debt - Note C
Industrial revenue bonds                                                                            21,240           21,306
Long-term notes                                                                                    264,080           96,138
Convertible subordinated debentures                                                                    -0-           38,926
                                                                                          ----------------------------------
                                                                      Total Long-term Debt         285,320          156,370

Commitments and Contingencies - Note E

Shareholders' Equity
Preferred stock, 500,000 shares authorized but unissued                                                -0-              -0-
Common stock, $.10 par value: authorized 100,000,000; issued 29,539,945
shares at March 24, 1996 and 27,465,675 shares at June 30,1995                                       2,954            2,747
Capital in excess of par value                                                                     167,350          126,123
Retained earnings                                                                                  283,584          227,195
Currency translation adjustment                                                                    (6,734)          (5,948)
Treasury stock of 29,683 shares, at cost                                                             (341)            (341)
                                                                                          ----------------------------------
                                                                Total Shareholders' Equity         446,813          349,776
                                                                                          ----------------------------------

                                                Total Liabilities and Shareholders' Equity      $1,243,817       $  981,292
                                                                                          ==================================

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





                                                     SCI Systems, Inc.
                                        Condensed Consolidated Statements of Income
                                                        (Unaudited)
                                                                                                      Quarter Ended:
                                                                                               March 24,          March 25,
(In thousands of dollars except per share data)                                                  1996               1995
- ----------------------------------------------------------------------------------------------------------------------------

Net sales                                                                                      $1,112,744          $591,465
Costs and expenses                                                                              1,073,251           570,920
Goodwill amortization                                                                                 209               197
                                                                                       -------------------------------------
                                                                       Operating Income            39,284            20,348

Other income (expense):
 Interest expense                                                                                 (7,246)           (4,110)
 Other income, net                                                                                     79             1,701
                                                                                       -------------------------------------
                                                             Income before Income Taxes            32,117            17,939

Income taxes - Note B                                                                              13,007             6,996
                                                                                       -------------------------------------

                                                                             Net Income     $      19,110          $ 10,943
                                                                                       =====================================


Earnings per share - Note A                                                                          $.63              $.39

Weighted average number of shares used in computation                                          30,131,917        27,775,166


See notes to condensed consolidated financial statements.






                                                     SCI Systems, Inc.
                                        Condensed Consolidated Statements of Income
                                                        (Unaudited)
                                                                                                    Nine Months Ended:
                                                                                               March 24,         March 26,
(In thousands of dollars except per share data)                                                  1996              1995
- ----------------------------------------------------------------------------------------------------------------------------

Net sales                                                                                      $3,192,873        $1,831,431
Costs and expenses                                                                              3,080,766         1,769,291
Goodwill amortization                                                                                 627               590
                                                                                       -------------------------------------
                                                                       Operating Income           111,480            61,550

Other income (expense):
 Interest expense                                                                                (17,861)          (13,334)
 Other income, net                                                                                  1,153             2,927
                                                                                       -------------------------------------
                                                             Income before Income Taxes            94,772            51,143

Income taxes - Note B                                                                              38,383            19,946
                                                                                       -------------------------------------

                                                                             Net Income      $     56,389     $      31,197
                                                                                       =====================================


Earnings per share - Note A                                                                         $1.88             $1.12

Weighted average number of shares used in computation                                          30,094,608        27,789,250



See notes to condensed consolidated financial statements.






                                                  SCI Systems, Inc.
                                    Condensed Consolidated Statements Of Cash Flows
                                                    (Unaudited)
                                                                                                  Nine Months Ended:
                                                                                                 March 24,        March 26,
(In thousands of dollars)                                                                             1996             1995
- ----------------------------------------------------------------------------------------------------------------------------
Operating Activities
 Net income                                                                                   $     56,389     $     31,197
 Adjustments to reconcile net income to cash provided
   by (used for) operations:

   Depreciation and amortization                                                                    44,402           35,778
   Changes in current assets and liabilities:
     Accounts receivable                                                                          (49,910)          (9,779)
     Inventories                                                                                 (214,908)           46,376
     Other current assets                                                                            (621)           13,589
     Accounts payable and accrued expenses                                                          57,328         (32,393)
     Income taxes                                                                                  (2,480)            9,357
   Other non cash items - net                                                                        (282)          (3,428)
                                                                                           ---------------------------------
                                       Net Cash Provided by (Used for) Operating Activities      (110,082)           90,697
                                                                                           ---------------------------------
Investing Activities
 Purchase of property, plant and equipment                                                        (63,372)         (36,251)
 Proceeds from sale of property, plant and equipment                                                   281              537
 Decrease (increase) in noncurrent assets                                                           10,014          (3,249)
                                                                                           ---------------------------------
                                                     Net Cash Used for Investing Activities       (53,077)         (38,963)
                                                                                           ---------------------------------

Financing Activities
 Net increase (decrease)  in commercial paper and other short-term notes                            84,573         (73,035)
 Payments on long-term debt                                                                    (9,474,439)      (5,285,444)
 Proceeds from long-term debt                                                                    9,557,590        5,275,794
 Issuance of common stock                                                                            2,609              265
                                                                                           ---------------------------------
                                       Net Cash Provided by (Used for) Financing Activities        170,333         (82,420)
                                                                                           ---------------------------------
Effect of exchange rate changes on cash                                                                302            (667)
                                                                                           ---------------------------------
Net increase (decrease) in cash and cash equivalents                                                 7,476         (31,353)
Cash and cash equivalents at beginning of period                                                    10,277           35,822
                                                                                           ---------------------------------

                                                 Cash and Cash Equivalents at End of Period  $      17,753    $       4,469
                                                                                           =================================

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

March 24, 1996
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions. The financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Independent auditors have not examined the statements (and all other information in this report), but in the opinion of the Company all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the period, have been made. The results of operations for the period ended March 24, 1996 are not necessarily indicative of the results of operations for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

Primary earnings per share are based on the weighted average number of common stock and dilutive common stock equivalents outstanding during each period. Common stock equivalents consist of stock options whose exercise price is less than the stipulated market price using the Treasury-stock method for both primary and fully diluted earnings per share. Fiscal year 1995's fully diluted computations, when applicable, assumed the dilutive conversion of the Company's outstanding convertible debenture issue, after adding back their after-tax interest expense. Shares issued upon conversion of the 5 5/8% Convertible Subordinated Debentures on September 1, 1995 have been treated as outstanding from July 1, 1995 for purposes of the computation; fiscal year 1996's related after-tax interest expense for the converted debentures have been added back to net income for computational purposes.

Note B - Income Taxes

The Company provides U.S. income taxes on that portion of its foreign subsidiaries' earnings that it does not consider permanently invested. U.S. income taxes are not provided on certain undistributed earnings of foreign subsidiaries aggregating approximately $58,000,000 at March 24, 1996. Otherwise, approximately $14,500,000 of cumulative deferred income taxes would have been provided. Income tax provision for fiscal year 1996 differs from the U.S. statutory income tax rate primarily due to state income taxes.

Note C - Changes in Amount Outstanding of Securities or Indebtedness

Outstanding borrowings at March 24, 1996 under the Company's Revolving Credit and Commercial Paper, and other long-term debt agreements increased approximately $129,000,000 from the June 30, 1995 balance. At March 24, 1996 the Company had $150,000,000 outstanding under its Asset Securitization Agreement, a $100,000,000 increase from the June 30, 1995 amount. Total unused credit facilities available to the Company at March 24, 1996 approximated $142,500,000. An additional $50,000,000 of availability was added subsequently to quarter end to the Company's asset securitization agreement bringing the total amount of accounts receivable eligible for sale to $200,000,000.

Subsequently to quarter end, the Company privately placed in April 1996 $287,500,000 of 5% Convertible Subordinated Notes that will mature on May 1, 2006. The notes are convertible into common stock at $48.75 per share and are non-callable for three years.

The $38,825,000 of 5 5/8% Convertible Subordinated Debentures outstanding at June 30, 1995 were substantially converted into 1,847,120 shares of the Company's common stock on September 1, 1995.

Note D - Pending Purchase of Apple Computer, Inc. Plant

In April 1996 the Company entered into an agreement with Apple Computer, Inc. (Apple) for the purchase of its Fountain, Colorado manufacturing facility, including certain related equipment and inventory. In conjunction with this purchase, the Company and Apple intend to enter into a three-year manufacturing agreement whereby the Company will produce certain products for Apple. The purchase is expected to be finalized by fiscal year-end.

Note E - Termination  of A-12 Aircraft Program Subcontracts

The Company was a subcontractor for development of certain subsystems for the U.S. NAVY A-12 Aircraft. The Government, in January 1991, announced termination (for default) of the A-12 prime contracts. Terminations for convenience were received for eleven of the Company's A-12 subcontracts, of which the majority were with McDonnell Aircraft Company (McDonnell). Settlements have been concluded for all subcontracts terminated for convenience, at the approximate amounts previously accrued by the Company. In October 1991 McDonnell filed a sealed suit in Federal Court in St. Louis, Missouri claiming default on seven other subcontracts, which have a remaining Company inventory exposure of approximately $22,000,000. Based upon the advice of special counsel, the Company believes it has meritorious defenses, although no assurance can be given to that effect, and is pursuing counterclaims against McDonnell through the courts.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Sales for the third quarter of fiscal year 1996 increased 88% to $1.113 billion from $591 million in fiscal year 1995's third quarter. Sales for fiscal year 1996's first nine months were $3.193 billion compared with $1.831 billion in fiscal year 1995's corresponding period, a 74% increase. Predominantly, the sales increase resulted from higher unit volumes, especially in finished product manufacturing services. Fiscal 1996 year-to-date sales were favorably impacted by fiscal second quarter seasonal factors and by nonrecurring pipeline filling for certain products during that quarter. Geographically, foreign sales increased 45% during fiscal year 1996's first nine months from that in the corresponding period of the prior fiscal year, with domestic sales increasing 95% during the same period. Foreign sales represented 35% of total sales for the first nine months of fiscal year 1996, compared with 41% for total fiscal year 1995.

Operating income for fiscal year 1996's third quarter increased 93% to $39.3 million from $20.3 million in fiscal year 1995's third quarter. Fiscal 1996's first nine months operating profit of $111.5 million was an 81% increase from the year earlier period's $61.6 million. The higher percentage increases in operating profit as compared with the corresponding sales increases are attributable to improved manufacturing efficiencies and greater absorption of fixed costs. Operating margins for fiscal year 1996's third quarter and first nine months improved to 3.5% from 3.4% in the prior fiscal year's corresponding periods in spite of product mix changes.

Third quarter  interest  expense as a percentage of sales  declined  slightly to
 .65% in fiscal year 1996 from the .69% in fiscal year 1995. First nine months interest expense declined to .56% in fiscal 1996 compared with .73% in fiscal year 1995. The dollar amount increase in interest expense is mainly attributable to higher borrowing levels in support of increased sales levels.

Fiscal year 1996 third quarter's asset turnover increased to 3.2 times (before impact of an asset securitization program begun in June 1995) compared with 2.8 times in fiscal year 1995's third quarter. The improved asset turnover is primarily correlated with the larger finished product manufacturing sales that inherently yield higher asset turnover to offset lower operating margins. Ending debt to annualized sales ratio for the first nine months of fiscal year 1996 declined to .07 from .08 in the first nine months of fiscal year 1995.

Fiscal year 1996's estimated effective income tax rate differs from the U.S. statutory rate primarily due to the effects of state income taxes. The estimated effective income tax rate increased to 40.5% for fiscal year 1996 from 39.0% for fiscal year 1995's first nine months, as a result of higher state income taxes and higher foreign income taxes as certain tax holidays expired.


Capital Resources and Liquidity

The Company had working capital of $497 million at March 24, 1996, compared with $280 million at June 30, 1995. March 24, 1996's ratio of current assets to current liabilities (current ratio) was 2.0 compared with 1.6 at June 30, 1995.

The Company believes that, based on credit agreements existing as of April 30, 1996, issuance of convertible subordinated notes in April 1996, increase in the permitted amount of its asset securitization agreement in April 1996, and planned offering of up to $100,000,000 of senior unsecured notes, sufficient available funds exist for it to fund its planned growth. Fiscal year 1996's capital expenditures are currently estimated to be between $110 and $120 million after giving effect to the pending Apple plant acquisition. (See Note D to the condensed consolidated financial statements which is incorporated herein by reference).

The dollar amount of order backlog at March 24, 1996, believed by the Company to be firm was $2.451 billion, as compared with $1.778 billion a year earlier.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
    (1)Exhibit 11 - Computation of primary and fully diluted earnings per share.
    (2)Exhibit 27 - Financial Data Schedule
(b) Reports
The Company filed no reports on Form 8-K during the period of December 25, 1995 to March 24, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SCI Systems, Inc.
                                                   (Registrant)





Date: May 8, 1996               By:  /s/ Olin B. King
      -----------                    ----------------
                                     Olin B. King
                                     Chairman of the Board
                                     and Chief Executive Officer
                                     (Principal  Executive Officer and
                                     Principal Financial and Accounting Officer)