Form 10-Q
period 1996-09-29
SCI SYSTEMS INC
filed 1996-11-13
CIK 87744

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
              _______________________________________________

                              FORM 10-Q

                             (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 1996

                             or

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

                  Common Stock, $.10 par value - 29,760,895 shares
                     Outstanding at October 28, 1996

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

                                   SCI Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                                September 29,         June 30,
                                                    1996                1996
(In thousands of dollars)                       (Unaudited)              (*)
-------------------------------------------------------------------------------

Assets


Current Assets
Cash and cash equivalents                        $   65,899     $     46,493
Accounts receivable                                 654,894          372,058
Inventories                                         640,231          554,090
Refundable and deferred federal and
 foreign income taxes                                16,838           16,480
Other current assets                                 14,484           15,244
                                                  -----------------------------
                    Total Current Assets          1,392,346        1,004,365


Property, Plant, and Equipment
(Less accumulated depreciation of $297,298 at
 September 29, 1996, and $284,745
 at June 30, 1996)                                  266,448          264,054


Other Noncurrent Assets                              12,985           14,776
                                                  -----------------------------
                            Total Assets         $1,671,779      $ 1,283,195
                                                  =============================

* Derived from audited financial statements, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                                              September 29,           June 30,
                                                  1996                  1996
                                              (Unaudited)                (*)
-------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses            $  642,822          $ 400,682
Accrued payroll and related expenses                 32,250             26,845
Federal, foreign and state income taxes              36,995             22,223
Current maturities of long-term debt                  4,492              4,965
                                                 ------------------------------
                    Total Current Liabilities       716,559            454,715

Deferred Income Taxes                                 5,302              5,313

Noncurrent Pension Liability                          4,533              4,533

Deferred Compensation                                 7,836              7,600

Long-term Debt - Note C
Industrial revenue bonds                             21,288             21,310
Long-term notes                                     134,082             35,846
Convertible subordinated notes                      281,701            281,617
                                                 ------------------------------
                          Total Long-term Debt      437,071            338,773



Shareholders' Equity
Preferred stock, 500,000 shares authorized but
  unissued                                              -0-                -0-
Common stock, $.10 par value: authorized
 100,000,000; issued 29,746,395 shares at
 September 29, 1996, and 29,621,895 shares
 at June 30,1996                                      2,975              2,962
Capital in excess of par value                      171,171            168,139
Retained earnings                                   333,175            308,150
Currency translation adjustment                      (6,502)            (6,649)
Treasury stock of 29,683 shares, at cost               (341)              (341)
                                                -------------------------------
                    Total Shareholders' Equity      500,478            472,261
                                                -------------------------------
    Total Liabilities and Shareholders' Equity   $1,671,779         $1,283,195
                                                ===============================
* Derived from audited financial statements, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.



                                 SCI Systems, Inc.
                   Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                         Quarter Ended:
                                                  September 29,   September 24,
(In thousands of dollars except per share data)      1996            1995
-------------------------------------------------------------------------------

Net sales                                          $1,420,005         $876,623
Costs and expenses                                  1,372,516          846,812
                                                    ---------------------------
                                Operating Income       47,489           29,811

Other income (expense):
 Interest expense                                      (6,793)          (4,698)
 Other income, net                                      1,362              302
                                                     --------------------------
                      Income before Income Taxes       42,058           25,415

Income taxes - Note B                                  17,033           10,293
                                                     --------------------------

                                      Net Income   $   25,025         $ 15,122
                                                    ===========================


Earnings per share - Note A:
  Primary                                                $.83             $.51
  Fully diluted                                          $.75             $.51

Weighted average number of shares used in computation:
  Primary                                          30,283,449       30,025,734
  Fully diluted                                    36,281,189       30,091,601



See notes to condensed consolidated financial statements.



                                SCI Systems, Inc.
                Condensed Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                         Quarter Ended:
                                               September 29,      September 24,
(In thousands of dollars)                         1996               1995
-------------------------------------------------------------------------------

Operating Activities
 Net income                                    $     25,025      $      15,122
 Adjustments to reconcile net income to cash
  used for operations:
   Depreciation and amortization                     18,078             14,431
   Changes in current assets and liabilities:
     Accounts receivable                           (282,629)           (11,422)
     Inventories                                    (86,229)          (177,098)
     Other current assets                               431             (3,083)
     Accounts payable and accrued expenses          247,285            108,168
     Income taxes                                    16,631              5,964
   Other non cash items - net                            98                 11
                                                  -----------------------------
         Net Cash Used for Operating Activities     (61,310)           (47,907)
                                                  -----------------------------
Investing Activities
 Purchase of property, plant, and equipment         (19,717)           (21,892)
 Proceeds from sale of property, plant,
  and equipment                                           6                149
 Decrease in noncurrent assets                        1,893              1,741
                                                  -----------------------------
         Net Cash Used for Investing Activities     (17,818)           (20,002)
                                                  -----------------------------
Financing Activities
 Net increase  in commercial paper and
  other short-term notes                                -0-             64,635
 Payments on long-term debt                         (37,303)        (1,776,177)
 Proceeds from long-term debt                       134,822          1,787,728
 Issuance of common stock                             1,183              1,806
                                                  -----------------------------
     Net Cash Provided by  Financing Activities      98,702             77,992
                                                  -----------------------------
Effect of exchange rate changes on cash                (168)              (263)
                                                  -----------------------------
Net increase in cash and cash equivalents            19,406              9,820
Cash and cash equivalents at beginning of period     46,493             10,277
                                                  -----------------------------
      Cash and Cash Equivalents at End of Period $   65,899        $    20,097
                                                 ==============================

Cash equivalents consist of short-term deposits and liquid marketable securities which are stated at cost that approximates market value.

See notes to condensed consolidated financial statements.


Notes to Condensed Consolidated Financial Statements

September 29, 1996
(Unaudited)

Note A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions. The financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Independent auditors have not examined the statements (and all other information in this report), but in the opinion of the Company all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the period, have been made. The results of operations for the period ended September 29, 1996 are not necessarily indicative of the results of operations for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

Primary earnings per share are based on the weighted average number of common stock and dilutive common stock equivalents outstanding during each period. Common stock equivalents consist of stock options whose exercise price is less than the stipulated market price using the Treasury-stock method for both primary and fully diluted earnings per share. Fully diluted computations, when applicable, assume the dilutive conversion of the Company's outstanding convertible subordinated notes, after adding back their after-tax interest expense.

Note B - Income Taxes

U.S. income taxes are not provided on certain undistributed earnings of foreign subsidiaries aggregating approximately $44 million at September 29, 1996, which are considered permanently invested.. Otherwise, approximately $9 million of cumulative deferred income taxes would have been provided. Income tax provision for fiscal year 1997 differs from the U.S. statutory income tax rate primarily due to state income taxes.

Note C - Changes in Amount Outstanding of Securities or Indebtedness

Outstanding borrowings at September 29, 1996 under the Company's Revolving Credit, Commercial Paper facility, and other long-term debt agreements increased approximately $99 million from the June 30, 1996 balance. The increase resulted from the issuance in July 1996 of $100 million of senior notes, payable in six annual installments of $16.7 million beginning in July 2001 and currently bearing a 7.59% interest rate.

At September 29, 1996 the Company had no amount outstanding under its asset securitization agreement, compared with $190 million at June 30, 1996. The Company can sell up to $200 million of certain accounts receivable with limited recourse under the agreement.

Total unused credit facilities available to the Company at September 29, 1996, including that available under the asset securitization agreement, approximated $684 million.



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In compliance with such safe harbor terms, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements or from past performances. The risks and uncertainties that may affect operations, performance, development and results of the Company's business include statements regarding anticipated pricing and production volumes; and various factors, including component price fluctuation, noted in Item 1. of the Company's Annual Report on Form 10-K for the year ended June 30, 1996.


Results of Operations

Revenue and net income reached record quarterly highs in fiscal year 1997's first quarter. Sales increased 62% to $1.42 billion from $877 million in the same period a year earlier. Net income increased 65% to $25 million from $15 million in fiscal year 1996's first quarter. Such growth rates are not believed by management to be substantiable for extended periods.

Increased sales primarily resulted from increased volume especially in finished product assembly.

The average selling prices of many of the Company's products are declining as electronic components experience substantial unit cost reductions. The decline is estimated to continue throughout the coming quarter, and may continue thereafter depending upon whether component price reductions continue. Average selling price declines tend to reduce revenue growth rates.

Operating margins were slightly lower during the quarter than a year earlier as result of higher finished product mix, startup costs of several major new programs, and integration costs of a recently acquired plant. Return on average shareholders' equity increased to 20.6 percent from 16.0 percent a year earlier, primarily due to improved asset management.

Earnings per share for the quarter were $.83 on a primary basis and $.75 on a fully diluted basis, compared with $.51 in the prior year on both a primary and fully diluted basis. The first quarter of fiscal year 1997 was the initial quarter in which the full dilution effect of the Convertible Subordinated Notes issued in May 1996 was experienced.

First quarter interest expense, net of approximately one million dollars in interest income, declined to .41% of sales from .52% in the first quarter of fiscal 1996. This decrease mainly resulted from improved asset turnover. The dollar amount of increase in interest expense is mainly attributable to higher total borrowing levels in support of higher revenue.

A 3.8 asset turnover ratio was experienced in fiscal year 1997's first quarter compared with 3.1 a year earlier. Asset turnover improvement resulted from increased finished product assembly which inherently yields higher turnover to offset its lower operating margins. The ratio of ending debt (net of cash) to annualized quarterly sales for the first quarter declined to .066 from .080 for the same period a year earlier.


Estimated effective income tax rate differs from the U.S. statutory rate primarily due to the effects of state income taxes. Currently, the estimated effective income tax rate for fiscal year 1997 is estimated to approximate that of fiscal 1996.


Capital Resources and Liquidity

The Company's working capital increased to $676 million at September 29, 1996 from $550 million at June 30, 1996, mainly as a result of reduced usage of asset securitization programs. September 29, 1996's ratio of current assets to current liabilities (current ratio) was 1.9 compared with 2.2 at June 30, 1996.

The Company believes that its available unused credit lines and cash (aggregating $750 million at September 29, 1996) are sufficient to finance near term growth. Fiscal year 1997's capital expenditures are currently estimated to approximate $90 million, $20 million more than estimated depreciation.

The dollar amount of order backlog at September 29, 1996 believed by the Company to be firm was $2.80 billion, as compared with $2.50 billion a year earlier and $2.84 billion a quarter earlier.





                       PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
  (1) Exhibit 11 - Computation of primary and fully diluted earnings per share.
  (2) Exhibit 27 - Financial Data Schedule
(b) Reports
The Company filed no reports on Form 8-K during the period of July 1, 1996 to September 29, 1996.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SCI Systems, Inc.
                                            (Registrant)




Date: November 12, 1996                    By: /s/ Olin B. King
                                                -------------------
                                                   Olin B. King
                                                   Chairman of the Board
                                                   and Chief Executive Officer
                                                  (Principal  Executive Officer
                                                   and Principal Financial
                                                   and Accounting Officer)