Form 10-Q
period 1996-12-29
SCI SYSTEMS INC
filed 1997-02-11
CIK 87744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 -----------------------------------------------

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 29, 1996

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                Common Stock, $.10 par value - 29,794,320 shares
                         Outstanding at February 6, 1997






PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

                                SCI Systems, Inc.
                      Condensed Consolidated Balance Sheets


                                                     December 29,    June 30,
                                                         1996          1996
(In thousands of dollars)                            (Unaudited)        (*)
--------------------------------------------------------------------------------

Assets


Current Assets
Cash and cash equivalents                            $ 341,725      $  46,493
Accounts receivable                                    500,312        372,058
Inventories                                            523,092        554,090
Refundable and deferred federal and
 foreign income taxes                                   16,827         16,480
Other current assets                                     7,200         15,244
                                                --------------------------------
                           Total Current Assets      1,389,156      1,004,365






Property, Plant, and Equipment
(Less accumulated depreciation of $318,697
 at December 29, 1996, and $284,745
 at June 30, 1996)                                     274,100        264,054






Other Noncurrent Assets
                                                        14,988         14,776
                                                --------------------------------




                                   Total Assets     $1,678,244     $1,283,195
                                                ================================

* Derived from audited financial statements, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.


                                SCI Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                                   December 29,       June 30,
                                                       1996             1996
(In thousands of dollars)                           (Unaudited)          (*)
--------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses                $ 626,575      $ 400,682
Accrued payroll and related expenses                    24,716         26,845
Federal, foreign and state income taxes                 28,744         22,223
Current maturities of long-term debt                     3,410          4,965
                                                --------------------------------
                      Total Current Liabilities        683,445        454,715

Deferred Income Taxes                                    5,302          5,313

Noncurrent Pension Liability                             4,533          4,533

Deferred Compensation                                   10,057          7,600

Long-term Debt - Note C
Industrial revenue bonds                                21,297         21,310
Long-term notes                                        139,192         35,846
Convertible subordinated notes                         281,863        281,617
                                                --------------------------------
                           Total Long-term Debt        442,352        338,773



Shareholders' Equity
Preferred stock, 500,000 shares authorized
 but unissued                                             -0-            -0-
Common stock, $.10 par value: authorized
 100,000,000; issued 29,773,895 shares at
 December 29, 1996, and 29,621,895 shares
 at June 30,1996                                         2,977          2,962
Capital in excess of par value                         172,037        168,139
Retained earnings                                      362,806        308,150
Currency translation adjustment                         (4,924)        (6,649)
Treasury stock of 29,683 shares, at cost                  (341)          (341)
                                                --------------------------------
                     Total Shareholders' Equity        532,555        472,261
                                                --------------------------------
     Total Liabilities and Shareholders' Equity     $1,678,244     $1,283,195
                                                ================================

* Derived from audited financial statements, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements


                                SCI Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                           Quarter Ended:
                                                   December 29,    December 24,
(In thousands of dollars except per share data)        1996            1995
--------------------------------------------------------------------------------

Net sales                                           $1,481,837     $1,203,506
Costs and expenses                                   1,428,419      1,161,121
                                                --------------------------------
                               Operating Income         53,418         42,385

Other income (expense):
 Interest expense                                       (7,708)        (5,917)
 Other income, net                                       4,090            772
                                                --------------------------------
                     Income before Income Taxes         49,800         37,240

Income taxes - Note B                                   20,169         15,082
                                                --------------------------------
                                     Net Income       $ 29,631       $ 22,158
                                                ================================


Earnings per share - Note A:
  Primary                                                 $.97           $.74
  Fully diluted                                           $.88           $.74


Weighted average number of shares used in computation:
  Primary                                           30,442,494     30,121,293
  Fully diluted                                     36,339,930     30,121,293



See notes to condensed consolidated financial statements.





                                SCI Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                         Six Months Ended:
                                                   December 29,    December 24,
(In thousands of dollars except per share data)        1996            1995
--------------------------------------------------------------------------------

Net sales                                           $2,901,842     $2,080,129
Costs and expenses                                   2,800,935      2,007,933
                                                --------------------------------
                               Operating Income        100,907         72,196

Other income (expense):
 Interest expense                                      (14,501)       (10,615)
 Other income, net                                       5,452          1,074
                                                --------------------------------
                     Income before Income Taxes         91,858         62,655

Income taxes - Note B                                   37,202         25,375
                                                --------------------------------

                                     Net Income   $     54,656     $   37,280
                                                ================================

Earnings per share - Note A:
  Primary                                                $1.80          $1.24
  Fully diluted                                          $1.63          $1.24


Weighted average number of shares used in computation:
  Primary                                           30,362,975     30,135,192
  Fully diluted                                     36,310,548     30,135,192


See notes to condensed consolidated financial statements.






                                SCI Systems, Inc.
                 Condensed Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                         Six Months Ended:
                                                   December 29,   December 24,
(In thousands of dollars)                              1996          1995
--------------------------------------------------------------------------------
Operating Activities
 Net income                                         $   54,656     $   37,280
 Adjustments to reconcile net income to cash
  used for operations:
   Depreciation and amortization                        37,098         29,084
   Changes in current assets and liabilities:
     Accounts receivable                              (126,232)        16,432
     Inventories                                        32,705       (277,957)
     Other current assets                                7,862         (9,977)
     Accounts payable and accrued expenses             220,745        156,951
     Income taxes                                        8,377          3,387
   Other non cash items - net                             (957)        (1,494)
                                                  ------------------------------
Net Cash Provided by(Used for)Operating Activities     234,254        (46,294)
                                                  ------------------------------
Investing Activities
 Purchase of property, plant, and equipment            (44,378)       (47,606)
 Proceeds from sale of property, plant, and equipment      128            228
 Decrease in noncurrent assets                           1,841          1,741
                                                  ------------------------------
            Net Cash Used for Investing Activities     (42,409)       (45,637)
                                                  ------------------------------
Financing Activities
 Net increase  in commercial paper and
  other short-term notes                                  -0-          71,615
 Payments on long-term debt                            (57,055)    (4,653,517)
 Proceeds from long-term debt                          157,611      4,669,520
 Issuance of common stock                                2,053          2,037
                                                  ------------------------------
        Net Cash Provided by  Financing Activities     102,609         89,655
                                                  ------------------------------
Effect of exchange rate changes on cash                    778          1,111
                                                  ------------------------------
Net increase (decrease) in cash and
 cash equivalents                                      295,232         (1,165)
Cash and cash equivalents at beginning of period        46,493         10,277
                                                  ------------------------------

        Cash and Cash Equivalents at End of Period    $341,725         $9,112
                                                  ==============================

Cash equivalents consist of short-term deposits and liquid marketable securities which are stated at cost that approximates market value.

See notes to condensed consolidated financial statements.





Notes to Condensed Consolidated Financial Statements

December 29, 1996
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions. The financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Independent auditors have not examined the statements (and all other information in this report), but in the opinion of the Company all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the period, have been made. The results of operations for the period ended December 29, 1996 are not necessarily indicative of the results of operations for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

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

Note B - Income Taxes

U.S. income taxes are not provided on certain undistributed earnings of foreign subsidiaries aggregating approximately $44 million at December 29, 1996, which are considered permanently invested. Otherwise, approximately $9 million of cumulative deferred income taxes would have been provided. Income tax provision for fiscal year 1997 differs from the U.S. statutory income tax rate primarily due to state income taxes.

Note C - Changes in Amount Outstanding of Securities or Indebtedness

Outstanding borrowings at December 29, 1996 under the Company's Revolving Credit, Commercial Paper facility, and other long-term debt agreements increased approximately $102 million from the June 30, 1996 balance. The increase primarily resulted from the issuance in July 1996 of $100 million of senior notes, payable in six annual installments of $16.7 million beginning in July 2001 and bearing a 7.59% interest rate.

At December 29, 1996 the Company had $50 million outstanding under its asset securitization agreements, compared with $190 million at June 30, 1996. The Company can sell up to $250 million of certain accounts receivable with limited recourse under the agreements.

Total unused credit facilities available to the Company at December 29, 1996, including availability under asset securitization agreements, approximated $662 million. That amount combined with cash balances, provides available liquidity of a billion dollars.




Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In compliance with such safe harbor terms, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements or from past performances. Risks and uncertainties that may affect operations, performance, development and results of the Company's business include pricing and production cost variations; and other factors, including component price fluctuation, noted in Item 1. of the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

Results of Operations

Quarterly revenue and net income again reached record highs in fiscal year 1997's second quarter. Sales for the second quarter were $1.48 billion compared to $1.20 billion in the same period a year earlier, a 23.1 percent increase. Net income increased 33.7 percent to $29.6 million from $22.2 million in fiscal year 1996's second quarter. The Company believes that seasonal trends indicate fiscal year 1997's third quarter sales will likely be lower than the second quarter sales.

Sales for the first six months of fiscal year 1997 increased 39.5 percent to $2.9 billion from $2.1 billion for the prior fiscal year's first six months. Net income increased 46.6 percent to $54.7 million compared with $37.3 million a year earlier.

Sales increased because of increased volume, especially in finished product assembly, which accounted for over one half of the Company's sales in the first six months. The average selling prices of many of the Company's products declined in the second quarter as electronic components experienced substantial unit cost reductions.

Consolidated operating margins were higher in the second quarter than a year earlier as a result of improved foreign operations. Domestic operating margins decreased slightly from the prior fiscal year's period because of a higher finished product mix.

Sales generated by the Company's foreign operations accounted for 24 percent of total sales for the first six months of fiscal year 1997 compared with 33 percent for all of fiscal year 1996.

Return on average shareholders' equity increased to 23.0 percent for the second quarter from 21.3 percent a year earlier. For the first six months of fiscal year 1997, return on equity increased to 21.8 percent from 19.2 percent for the same period last fiscal year. The improvements mainly resulted from greater asset turnover ratio for noncash assets.

Second quarter interest expense, net of interest income, declined to .31 percent of sales from .48 percent in the second quarter of fiscal 1996. For the first six months of fiscal year 1997 net interest expense represented .36 percent of sales compared with .50 percent in fiscal year 1996. The increased dollar amount in interest expense is mainly attributable to higher total borrowing levels in support of higher revenue. The higher interest income in fiscal year 1997 is attributable to investing larger available cash generated by operations because of greater asset turnover. In fiscal year 1996 the Company used cash from operations to fund the 68 percent sales growth experienced in the first six months. Finished product assembly, which inherently yields higher asset turnover to offset lower operating margins, contributed significantly to higher noncash asset turnover.

The ratio of aggregate ending debt and amounts outstanding under asset securitization agreements, net of cash, to the first six months' annualized sales declined to .027 in fiscal year 1997 from .085 for the same period a year earlier. Because of the greater cash generated by operations, a lower borrowings level in relationship to sales resulted.

The estimated effective income tax rate differs from the U.S. statutory rate primarily due to the effects of state income taxes and is currently estimated to approximate that of fiscal 1996.


Capital Resources and Liquidity

The Company's working capital increased to $705 million at December 29, 1996 from $550 million at June 30, 1996, primarily as a result of higher cash balances. December 29, 1996's ratio of current assets to current liabilities (current ratio) was 2.0 compared with 2.2 at June 30, 1996.

The Company believes that unused credit lines and cash (aggregating $1 billion at December 29, 1996) are sufficient to finance intermediate term growth. Fiscal year 1997's capital expenditures are currently estimated to approximate $100 million, $20 million more than estimated depreciation.

The dollar amount of order backlog at December 29, 1996 believed by the Company to be firm was $2.76 billion (in spite of both marked reduction in component lead times and substantial reduction in component prices), as compared with $2.43 billion a year earlier and $2.80 billion a quarter earlier.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.
At the Company's annual meeting of shareholders held on October 25, 1996, the following individuals were elected as Class III Directors:

                                         Votes in Favor     Votes Withheld
           G. Robert Tod                   25,961,869           57,897
           A. Eugene Sapp, Jr.             25,959,497           60,269

The other matters voted on at the meeting were:

                                  Votes in Favor   Votes Against   Abstentions
Senior Executive Annual
 Incentive Plan                     25,311,422        223,287        485,057

Selection of Ernst & Young LLP
 as the Company's independent
 auditors for the fiscal year
 ending June 30, 1997               25,699,799         38,681        281,286


Broker nonvotes for the October 25, 1996 meeting amounted to 329,810.






Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
     (1) Exhibit 11 - Computation of primary and fully diluted earnings per share.
     (2) Exhibit 27 - Financial Data Schedule
(b) Reports
The Company filed no reports on Form 8-K during the period of September 30, 1996 to December 29, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           SCI Systems, Inc.
                                                             (Registrant)





Date: February 10, 1997         By:  /s/ Olin B. King
                                     Olin B. King
                                     Chairman of the Board
                                     and Chief Executive Officer
                                     (Principal  Executive Officer and
                                     Principal Financial and Accounting Officer)