Form 10-Q
period 1997-03-30
SCI SYSTEMS INC
filed 1997-05-13
CIK 87744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 -----------------------------------------------

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 30, 1997

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
              Common Stock, $.10 par value - 29,851,745 shares
                           Outstanding at May 5, 1997





PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
                                SCI Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                                 March 30,        June 30,
                                                   1997             1996
(In thousands of dollars)                       (Unaudited)          (*)
--------------------------------------------------------------------------------

Assets

Current Assets
Cash and cash equivalents                      $   324,267     $     46,493
Accounts receivable                                524,720          372,058
Inventories                                        527,686          554,090
Refundable and deferred federal and
 foreign income taxes                               27,775           16,480
Other current assets                                 8,311           15,244
                                              ----------------------------------
                     Total Current Assets        1,412,759        1,004,365






Property, Plant, and Equipment
(Less accumulated depreciation of $335,806
 at March 30, 1997, and $284,745
 at June 30, 1996)                                 277,226          264,054






Other Noncurrent Assets                             14,878           14,776
                                              ----------------------------------





                             Total Assets       $1,704,863       $1,283,195
                                              ==================================

* Derived from audited financial statements, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See  notes  to condensed consolidated financial statements.





                                SCI Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                                 March 30,         June 30,
                                                   1997              1996
(In thousands of dollars)                       (Unaudited)           (*)
--------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses            $ 607,325       $  400,682
Accrued payroll and related expenses                30,237           26,845
Federal, foreign and state income taxes             43,111           22,223
Current maturities of long-term debt                 2,165            4,965
                                              ----------------------------------
                Total Current Liabilities          682,838          454,715

Deferred Income Taxes                                5,302            5,313

Noncurrent Pension Liability                         4,533            4,533

Deferred Compensation                               10,042            7,600

Long-term Debt - Note C
Industrial revenue bonds                            21,302           21,310
Long-term notes                                    138,267           35,846
Convertible subordinated notes                     282,029          281,617
                                              ----------------------------------
                     Total Long-term Debt          441,598          338,773


Shareholders' Equity
Preferred stock, 500,000 shares authorized
 but unissued                                          -0-              -0-
Common stock, $.10 par value: authorized
 100,000,000; issued 29,845,345 shares at
 March 30, 1997, and 29,621,895 shares
 at June 30,1996                                     2,985            2,962
Capital in excess of par value                     174,406          168,139
Retained earnings                                  388,922          308,150
Currency translation adjustment                     (5,422)          (6,649)
Treasury stock of 29,683 shares, at cost              (341)            (341)
                                              ----------------------------------
               Total Shareholders' Equity          560,550          472,261
                                              ----------------------------------

Total Liabilities and Shareholders' Equity      $1,704,863       $1,283,195
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

See notes to condensed consolidated financial statements




                                SCI Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                                                       Quarter Ended:
                                                 March 30,         March 24,
(In thousands of dollars except per share data)    1997              1996
--------------------------------------------------------------------------------

Net sales                                       $1,319,310       $1,112,744
Costs and expenses                               1,271,124        1,073,460
                                              ----------------------------------
                            Operating Income        48,186           39,284

Other income (expense):
 Interest expense                                   (7,914)          (7,246)
 Other income, net                                   3,621               79
                                              ----------------------------------
                  Income before Income Taxes        43,893           32,117

Income taxes - Note B                               17,777           13,007
                                              ----------------------------------
                                  Net Income    $   26,116       $   19,110
                                              ==================================

Earnings per share - Note A:
  Primary                                             $.86             $.63
  Fully diluted                                       $.78             $.63


Weighted average number of shares used in computation:
  Primary                                        30,449,345      30,131,917
  Fully diluted                                  36,359,362      30,175,344



See notes to condensed consolidated financial statements.





                                SCI Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                                                     Nine Months Ended:
                                                 March 30,         March 24,
(In thousands of dollars except per share data)    1997              1996
--------------------------------------------------------------------------------

Net sales                                        $4,221,152      $3,192,873
Costs and expenses                                4,072,059       3,081,393
                                              ----------------------------------
                             Operating Income       149,093         111,480

Other income (expense):
 Interest expense                                   (22,415)        (17,861)
 Other income, net                                    9,073           1,153
                                              ----------------------------------
                   Income before Income Taxes       135,751          94,772

Income taxes - Note B                                54,979          38,383
                                              ----------------------------------

                                   Net Income   $    80,772     $    56,389
                                              ==================================

Earnings per share - Note A:
  Primary                                             $2.66           $1.88
  Fully diluted                                       $2.41           $1.88


Weighted average number of shares used in computation:
  Primary                                        30,391,765      30,094,608
  Fully diluted                                  36,326,820      30,141,573


See notes to condensed consolidated financial statements.




                                SCI Systems, Inc.
                 Condensed Consolidated Statements Of Cash Flows
                                   (Unaudited)
                                                     Nine Months Ended:
                                                 March 30,         March 24,
(In thousands of dollars)                          1997              1996
--------------------------------------------------------------------------------

Operating Activities
 Net income                                    $     80,772    $     56,389
 Adjustments to reconcile net income to cash
  provided by (used for) operations:
   Depreciation and amortization                     56,606          44,402
   Deferred income taxes                            (11,010)            -0-
   Changes in current assets and liabilities:
     Accounts receivable                           (150,891)        (49,910)
     Inventories                                     27,047        (214,908)
     Other current assets                             6,825            (621)
     Accounts payable and accrued expenses          207,864          57,328
     Income taxes                                    24,075          (2,480)
   Other non cash items - net                          (301)           (282)
                                              ----------------------------------
Net Cash Provided by(Used for)Operating Activities  240,987        (110,082)
                                              ----------------------------------
Investing Activities
 Purchase of property, plant, and equipment         (66,700)        (63,372)
 Proceeds from sale of property, plant and equipment    169             281
 Decrease in noncurrent assets                        1,801          10,014
                                              ----------------------------------
            Net Cash Used for Investing Activities  (64,730)        (53,077)
                                              ----------------------------------
Financing Activities
 Net increase  in commercial paper and
  other short-term notes                                -0-          84,573
 Payments on long-term debt                         (63,950)     (9,474,439)
 Proceeds from long-term debt                       162,518       9,557,590
 Issuance of common stock                             3,097           2,609
                                              ----------------------------------
         Net Cash Provided by Financing Activities  101,665         170,333
                                              ----------------------------------
Effect of exchange rate changes on cash                (148)            302
                                              ----------------------------------
Net increase in cash and cash equivalents           277,774           7,476
Cash and cash equivalents at beginning of period     46,493          10,277
                                              ----------------------------------

        Cash and Cash Equivalents at End of Period $324,267         $17,753
                                              ==================================

Cash equivalents consist of short-term deposits and liquid marketable securities which are stated at cost that approximates market value.

See notes to condensed consolidated financial statements.






Notes to Condensed Consolidated Financial Statements

March 30, 1997
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions. The financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Independent auditors have not examined the statements (and all other information in this report), but in the opinion of the Company all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the period, have been made. The results of operations for the period ended March 30, 1997 are not necessarily indicative of the results of operations for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

Primary earnings per share are based on the weighted average number of common stock and dilutive common stock equivalents outstanding during each period. Common stock equivalents consist of stock options whose exercise price is less than the stipulated market price using the Treasury-stock method for both primary and fully diluted earnings per share. Fully diluted computations, when applicable, assume the dilutive conversion of the Company's outstanding convertible subordinated notes, after adding back their after-tax interest expense. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. The Standard requires a change in the method of computing earnings per share. Minor adjustments to the Company's reported fully diluted earnings per share for fiscal year 1997 are anticipated upon adoption in fiscal year 1998. The Standard is effective for accounting periods ending after December 15, 1997. Earlier adoption is not permitted.

Note B - Income Taxes

U.S. income taxes are not provided on certain undistributed earnings of foreign subsidiaries aggregating approximately $44 million at March 30, 1997, which are considered permanently invested. Otherwise, approximately $9 million of cumulative deferred income taxes would have been provided. Income tax provision for fiscal year 1997 differs from the U.S. statutory income tax rate primarily due to state income taxes.

Note C - Changes in Amount Outstanding of Securities or Indebtedness

Outstanding borrowings at March 30, 1997 under the Company's Revolving Credit, Commercial Paper facility, and other long-term debt agreements increased approximately $100 million from the June 30, 1996 balance. The increase primarily resulted from the issuance in July 1996 of $100 million of senior notes, payable in six annual installments of $16.7 million beginning in July 2001 and bearing a 7.59% per annum interest rate.

At March 30, 1997 the Company had $50 million outstanding under its asset securitization agreements, compared with $190 million at June 30, 1996. The Company can sell up to $250 million of certain accounts receivable with limited recourse under the agreements.

Total unused credit facilities available to the Company at March 30, 1997, including availability under asset securitization agreements, approximated $661 million. That amount, combined with cash balances, provided available liquidity of $985 million.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In compliance with such safe harbor terms, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements or from past performances. Risks and uncertainties that may affect operations, performance, development and results of the Company's business include customer order levels, pricing and production cost variations, and other factors, including component price fluctuation, noted in Item 1. of the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

Results of Operations

Sales for the third quarter were $1.319 billion compared to $1.113 billion in the same period a year earlier, an 18.6 percent increase. Net income increased
36.7 percent to $26.1 million from $19.1 million in the same quarter a year ago. Earnings per share for the quarter were $.86 on a primary basis and $.78 on a fully diluted basis, compared with $.63 in the prior year on both a primary and fully diluted basis. Third quarter sales were lower than second quarter sales primarily due to expected seasonality.

Sales for the first nine months of fiscal year 1997 increased 32.2 percent to $4.221 billion from $3.193 billion for the first nine months of the prior fiscal year. Net income increased 43.2 percent to $80.8 million compared with $56.4 million a year earlier. Earnings per share for the first nine months were $2.66 on a primary basis and $2.41 fully diluted compared with $1.88 a year earlier on both a primary and fully diluted basis.

The aforementioned sales increases resulted from increased volume, especially in finished product assembly, which accounted for over one half of the Company's sales in the first nine months. The average selling prices of many of the Company's products declined in the second and third quarters as electronic components experienced substantial unit cost reductions.

Consolidated operating margins were higher in the third quarter than a year earlier principally as a result of improved foreign operations. Domestic operating margins decreased slightly from the prior fiscal year's period because of a higher finished product mix which has historically had lower margins.

Sales generated by the Company's foreign operations accounted for 24 percent of total sales for the first nine months of fiscal year 1997, compared with 33 percent for all of fiscal year 1996.

Return on average shareholders' equity increased to 19.1 percent for the third quarter from 17.5 percent a year earlier. For the first nine months of fiscal year 1997, return on equity increased to 20.9 percent from 17.2 percent for the same period of the prior fiscal year. The improvements mainly resulted from greater asset turnover ratio for noncash assets.

Third quarter interest expense, net of interest income included in other income, declined to .33 percent of sales from .63 percent in the third quarter of fiscal 1996. For the first nine months of fiscal year 1997 net interest expense represented .35 percent of sales compared with .54 percent in fiscal year 1996. The increased dollar amount of interest expense was mainly attributable to higher gross borrowing levels. The higher other income primarily represented higher interest income in fiscal year 1997 attributable to investing larger available cash balances. In fiscal year 1996 the Company used cash from operations to fund the 74 percent sales growth experienced in the first nine months. Higher finished product assembly revenues, which inherently yield higher asset turnover to offset lower operating margins, contributed to higher noncash asset turnover.

The ratio of aggregate ending debt and amounts outstanding under asset securitization agreements, net of cash, to the first nine months' annualized sales declined to .03 in fiscal year 1997 from .10 for the same period a year earlier. Because of greater cash generated by operations, a lower net borrowings level in relation to sales resulted.

The estimated effective income tax rate differs from the U.S. statutory rate primarily due to the effects of state income taxes and is currently estimated to approximate that of fiscal 1996.


Capital Resources and Liquidity

The Company's working capital increased to $730 million at March 30, 1997 from $550 million at June 30, 1996, primarily as a result of higher cash balances. March 30, 1997's ratio of current assets to current liabilities (current ratio) was 2.1 compared with 2.2 at June 30, 1996.

The Company believes that unused credit lines and cash (aggregating $985 million at March 30, 1997) are sufficient to finance intermediate term growth. Fiscal year 1997's capital expenditures are currently estimated to approximate $100 million, $20 million more than estimated depreciation. A substantial infrastructure expansion program gained momentum during the third quarter.

On April 2, 1997, the Company's common stock was listed on the New York Stock Exchange ("NYSE"). Previously, the common stock was traded on the NASDAQ National Market System.

The dollar amount of order backlog at March 30, 1997 believed by the Company to be firm was $2.81 billion, as compared with $2.45 billion a year earlier and $2.76 billion a quarter earlier. Component lead time and component price declines, which have both occurred over the past year, have tended to reduce backlog balances.





PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
     (1) Exhibit 10 - Receivable purchase agreement dated October 31, 1996 among SCI Technology, Inc., as Seller, SCI Systems, Inc., as Guarantor, and Gotham Funding Corporation, as Purchaser, and Bank of Tokyo-Mitsubishi Trust Company, as Agent.
     (2) Exhibit 11 - Computation of primary and fully diluted earnings per share.
     (3) Exhibit 27 - Financial Data Schedule
(b) Reports
The Company filed no reports on Form 8-K during the period of December 30, 1996 to March 30, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         SCI Systems, Inc.
                                                           (Registrant)





Date: May 8, 1997               By:  /s/ Olin B. King
      --- -- ----                    --- ---- -- ----
                                     Olin B. King
                                     Chairman of the Board
                                     and Chief Executive Officer
                                     (Principal  Executive Officer and
                                     Principal Financial and Accounting Officer)