Form 10-K
period 1997-06-30
SCI SYSTEMS INC
filed 1997-09-26
CIK 87744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      -----------------------------------
                                   FORM 10-K
[ X ] ANNUAL REPORT  PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934
For the fiscal year ended June 30, 1997
                           Commission File No. 0-2251
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

                    -----------------------------------------
                                 (302) 998-0592
              (Registrant's telephone number, including area code)
                   -----------------------------------------
          Securities registered pursuant to Section 12 (b) of the Act:
         Title of each class              Name of each exchange on which
                                                    registered
    Common Stock, $.10 Par Value              New York Stock Exchange
                    ----------------------------------------
          Securities registered pursuant to Section 12 (g) of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes .X. No ....

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ X ]

     At August 25, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,356,557,174. At August 25, 1997, there were 59,734,224 outstanding shares of the registrant's Common Stock.

     Documents Incorporated By Reference Portions of the registrant's 1997 Annual Report to Shareholders are incorporated by reference into Parts I and II. Portions of the registrant's definitive Proxy Statement for its October 24, 1997, Annual Meeting of Shareholders are incorporated by reference into Part III.

                PART I AND II DOCUMENTS INCORPORATED BY REFERENCE
     The following information required by Parts I and II is incorporated herein by reference to the Company's 1997 Annual Report to Shareholders, included
herein as Exhibit 13:                                         Excerpts from
                                                                 Form 10-K
                                                        (contained in the 1997
                                                          Annual Report to
                                             Annual            Shareholders)
                                             Report              Page (s)
                                              Pages

                                    PART I.

 ITEM 1. Business                        Inside Front            1 to 3
                                         Cover and 4 to
                                                20
 ITEM 2. Properties                                                3
 ITEM 3. Legal Proceedings                                       3 and 4
 ITEM 4. Submission of Matters to
          a Vote of Security Holders                               4

                                    PART II.

 ITEM 5. Market for Registrant's Common
         Equity and Related Stockholder
         Matters                                                 4 and 13
 ITEM 6. Selected Financial Data                1
 ITEM 7. Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations           2 and 3             4 and 5
 ITEM 8. Consolidated Financial Statements
         and Supplementary Data                                  6 to 13
 ITEM 9. Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure                                 Not Applicable

                                    PART III
                       DOCUMENT INCORPORATED BY REFERENCE
     The following information required by Part III is incorporated herein by reference to the Company's definitive Proxy Statement pursuant to Regulation 14A for the October 24, 1997 Annual Meeting of Shareholders, filed with The Securities and Exchange Commission within 120 days after close of the fiscal year:

                                                            Proxy Statement
                                                               Page (s)
 ITEM 10. Directors and Executive Officers
          of the Registrant                                     2 to 5
 ITEM 11. Executive Compensation                                6 and 7
 ITEM 12. Security Ownership of Certain Beneficial
          Owners and Management                                 1 and 2
 ITEM 13. Certain Relationships and Related Transactions          None

                                    PART IV
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
        (a) Index to exhibits, financial statements and schedules
        1. Financial Statements
            The following consolidated financial statements of the registrant are included in Item 8:
                                                               Excerpts from
                                                                 Form 10-K
                                                               (contained in
                                                                the 1997 Annual
                                                                  Report to
                                                                Shareholders)
                                                                  Page (s)
                                                             ------------------

         Consolidated Balance Sheets as of June 30, 1997,
          1996, and 1995                                               6
         For the years ended June 30, 1997, 1996 and 1995:
          Consolidated Statements of Income                            7
          Consolidated Statements of Shareholders' Equity              7
          Consolidated Statements of Cash Flows                        8
          Notes to Consolidated Financial Statements                9 to 13
          Report of Ernst & Young LLP, Independent Auditors           13

        2. Schedules
            Financial Statements Schedules are omitted as allowed by Rule 4-02 for immaterial amounts. Accounts receivable valuation accounts at June 30, 1997, 1996, and 1995, represent less than five percent (5%) of the year end gross accounts receivable balance.


        3. Exhibits

           Number           DESCRIPTION
           2 Purchase Agreement between the Company and Apple Computer, Inc. concerning purchase of Fountain, Colorado plant and certain other assets. (Incorporated by reference to Exhibit 2 to Form 8-K filed on June 14, 1996.)
           3.1 Second Restated Certificate of Incorporation, as amended, and Certificate of Amendment of the Second Restated Certificate of Incorporation as filed with the Secretary of State of Delaware on January 26, 1996. (Incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-3, File No. 333-05917, as amended.)
           3.2 By-laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 4.2 to Registration Statement on Form S-3, File No. 333-05917, as amended.)
           4.1 Indenture dated as of April 23, 1996, between the Company and PNC Bank, Kentucky, Inc., as trustee, relating to the Company's 5% Convertible Subordinated Notes due 2006. (Incorporated herein by reference to Exhibit 4.3 to Registration Statement on Form S-3, File No. 333-05917, as amended.)
           4.2 Registration Agreement dated April 23, 1996, by and among the Company, Salomon Brothers Inc, Merrill Lynch
                    & Co., and Montgomery Securities, as initial purchasers of the Company's 5% Convertible Subordinated Notes due 2006. (Incorporated herein by reference to Exhibit 4.4 to Registration Statement on Form S-3, File No.333-05917, as amended.)
           10(a)(1) Credit  Agreement  dated June 25, 1993, by and between the
                    Registrant, its Obligated  Subsidiaries and its Lenders.
                   (Incorporated herein by reference to exhibit of the same
                    number to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1993.)
                (2) Amended and  Restated  Credit  Agreement  dated as of
                    August 3, 1995, by and between the Registrant, its Obligated Subsidiaries and its Lenders. (Incorporated herein by reference to exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995.)
                (3) First Modification of Amended and Restated Credit Agreement
                    (dated as of August 3, 1995) made as of December 8, 1995 between the Registrant, its Obligated Subsidiaries and its Lenders. (Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended December 24, 1995.)
                (4) Second Modification of Amended and Restated Credit
                    Agreement (dated as of August 3, 1995) made as of March 26, 1996 between the Registrant, its Obligated Subsidiaries and its Lenders. (Incorporated herein by reference to Exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996.)
                (5) Third Modification of Amended and Restated Credit Agreement
                    (dated as of August 3, 1995) made as of June 28, 1996 between the Registrant, its Obligated Subsidiaries and its Lenders. (Incorporated herein by reference to Exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996.)
             (b)(1) Receivable Purchase Agreement dated as of June 30, 1995, among SCI Technology, Inc., as Seller, SCI Systems, Inc., as Guarantor, and Receivables Capital Corporation, as Purchaser, and Bank of America National Trust and Savings Association, as Administrative Agent. (Incorporated herein by reference to exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995.)
                (2) First Amendment to Receivable  Purchase Agreement dated as of July 14,1995. (Incorporated herein by reference to Exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996.)
                (3) Second  Amendment  to  Receivable Purchase  Agreement dated as of August 30,1995. (Incorporated herein by reference to Exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996.)
                (4) Third Amendment  to  Receivable  Purchase  Agreement dated as of December 15,1995. (Incorporated herein by reference to Exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996.)

        3. Exhibits

           Number           DESCRIPTION
                (5) Fourth   Amendment to Receivable Purchase Agreement dated
                    as of April 1, 1996. (Incorporated herein by reference to
                    Exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996.)
             (c)(1) Directors and Officers Liability Insurance Policies
             (d)(1) SCI Systems, Inc. 1994 Stock Option  Incentive Plan.
                   (Management contracts or compensatory  plan) (Incorporated herein by reference to exhibit of the same number to the
                    Registrant's  Annual Report on Form 10-K for the year
                    ended June 30, 1995.)
             (e)(1) Savings Plan of the SCI Systems, Inc. Employee Financial
                    Security Program, dated  July  1,  1991.(Management
                    contracts or compensatory plan)(Incorporated herein by
                    reference to Exhibit 10 (i)(1) to the Registrant's Report
                    on Form 10-K for the fiscal year ended June 30, 1994.)
             (f)(1) Deferred Compensation Plan of SCI Systems Employee
                    Financial Security Program, as amended and restated January
                    1, 1992.(Management contracts or compensatory plan)
                    (Incorporated herein by reference to Exhibit 10(j)(1) to
                    the Registrant's Report on Form 10-K for the fiscal year
                    ended June 30, 1994.)
             (g)(1) Supplemental Retirement Plan of the SCI Systems, Inc.
                    Employee Financial Security Program, as amended and
                    restated April 1994. (Management   contracts  or
                    compensatory plan) (Incorporated  herein by reference
                    to Exhibit 10 (k)(1) to the  Registrant's  Report on
                    Form 10-K for the fiscal year ended June 30, 1994.)
             (h)(1) Adjustable Rate Senior Notes due 2006 Purchase Agreement,
                    made as of June 28, 1996.
             (i)(1) Receivable Purchase Agreement dated as of October 31, 1996, among SCI Technology, Inc. , as Seller, SCI Systems, Inc., as Guarantor, and Gotham Funding as Purchaser, and Bank of
                    Tokyo-Mitsubishi Trust Company, as Agent. (Incorporated
                    herein by reference to Exhibit 10 to Form 10-Q for the
                    quarter ended March 30, 1997.)
             (j)(1) Senior Executive Officers Annual Incentive Plan. (Management
                    contracts or compensatory plan)
           11       Computation of primary and fully diluted earnings per share for the years ended June 30, 1997, 1996 and 1995.
           13       1997  Annual Report to Shareholders.  Except  for the parts of the SCI Systems, Inc. Annual Report expressly
                    incorporated into this Form 10-K by reference,  the Annual
                    Report is not to be deemed filed with the Securities and
                    Exchange Commission.
           21       Subsidiaries of Registrant.
           23       Consent of Independent Auditors.
           27       Financial Data Schedule


        (b) Reports
        The Company filed no reports on Form 8-K during the period of March 31, 1997 to June 30, 1997.

                                   SIGNATURES
   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SCI SYSTEMS, INC.
Date: September 26, 1997                        By:/s/Olin B. King
                                                   Olin B. King
                                                   Chairman of the Board
                                                   and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



      DATE                     SIGNATURE              TITLE

 September 26, 1997       /s/Olin B. King         Chairman of the Board and
                             Olin B. King          Chief Executive Officer
                                                 (Principal Executive Officer)
                                                  (Principal Financial and
                                                     Accounting Officer)

 September 26, 1997      /s/A. Eugene Sapp, Jr.   Director, President, and
                            A. Eugene Sapp, Jr.    Chief Operating Officer
                                                 (Principal Operating Officer)

 September 26, 1997      /s/Howard H. Callaway              Director
                            Howard H. Callaway

 September 26, 1997      /s/William E. Fruhan               Director
                            William E. Fruhan

 September 26, 1997      /s/Wayne Shortridge                Director
                            Wayne Shortridge

 September 26, 1997      /s/G. Robert Tod                   Director
                            G. Robert Tod

 September 26, 1997      /s/Jackie M. Ward                  Director
                            Jackie M. Ward