Form 10-Q
period 1997-09-28
SCI SYSTEMS INC
filed 1997-11-12
CIK 87744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 -----------------------------------------------

                                    FORM 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 28, 1997
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to ______________

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

               Common Stock, $.10 par value - 59,834,210 shares
                         Outstanding at November 3, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
                                SCI Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                             September 28,            June 30,
                                                  1997                  1997
(In thousands of dollars)                     (Unaudited)                (*)
--------------------------------------------------------------------------------

Assets

Current Assets
Cash and cash equivalents                      $  256,787           $  290,809
Accounts receivable                               716,522              630,867
Inventories                                       678,836              569,846
Refundable and deferred federal and
 foreign income taxes                              44,197               43,950
Other current assets                               13,026               12,582
                                            ------------------------------------
                Total Current Assets            1,709,368            1,548,054






Property, Plant, and Equipment
(Less accumulated depreciation of $364,796
 at September 28,1997, and $347,943 at
 June 30, 1997)                                   317,570              300,997






Other Noncurrent Assets                            20,334               20,801
                                            ------------------------------------






                        Total Assets           $2,047,272           $1,869,852
                                            ====================================


* Derived from audited financial statements, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                                SCI Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                             September 28,            June 30,
                                                  1997                  1997
                                              (Unaudited)                (*)
--------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses          $  853,307           $  713,377
Accrued payroll and related expenses               34,667               28,084
Federal, foreign and state income taxes            59,449               47,977
Current maturities of long-term debt                1,894                4,394
                                            ------------------------------------
           Total Current Liabilities              949,317              793,832

Deferred Income Taxes                              10,149                9,901

Noncurrent Pension Liability                        5,133                5,133

Deferred Compensation                              12,881               12,015

Long-term Debt - Note C
Industrial revenue bonds                           21,288               21,310
Long-term notes                                   135,725              150,801
Convertible subordinated notes                    282,366              282,197
                                            ------------------------------------
                Total Long-term Debt              439,379              454,308



Shareholders' Equity
Preferred stock, 500,000 shares authorized
 but unissued                                         -0-                  -0-
Common stock, $.10 par value: authorized
 100,000,000; issued 59,794,590 shares at
 September 28, 1997, and 59,774,790 shares
 at June 30,1997                                    5,979                5,978
Capital in excess of par value                    173,441              172,910
Retained earnings                                 457,246              420,863
Currency translation adjustment                    (5,912)              (4,747)
Treasury stock of 59,366 shares, at cost             (341)                (341)
                                            ------------------------------------
          Total Shareholders' Equity              630,413              594,663
                                            ------------------------------------

Total Liabilities and Shareholders' Equity     $2,047,272           $1,869,852
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

                                SCI Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                                                        Quarter Ended:
                                              September 28,        September 29,
(In thousands of dollars except per share data)   1997                 1996
--------------------------------------------------------------------------------

Net sales                                      $1,741,765           $1,420,005
Costs and expenses                              1,676,386            1,372,516
                                            ------------------------------------
                    Operating Income               65,379               47,489

Other income (expense):
 Interest expense (net of interest income of
  $3,526 in fiscal year 1998 and $1,008 in
  fiscal year 1997)                                (4,212)              (5,784)
 Other, net                                           (20)                 353
                                            ------------------------------------
          Income before Income Taxes               61,147               42,058

Income taxes - Note B                              24,764               17,033
                                            ------------------------------------

                          Net Income           $   36,383           $   25,025
                                            ====================================


Earnings per share - Note A:
  Primary                                            $.59                 $.42
  Fully diluted                                      $.53                 $.38

Weighted average number of shares used in computation:
  Primary                                      61,358,347           60,306,898
  Fully diluted                                73,279,158           72,562,378



See notes to condensed consolidated financial statements.

                                SCI Systems, Inc.
                 Condensed Consolidated Statements Of Cash Flows
                                   (Unaudited)
                                                         Quarter Ended:
                                                 September 28,     September 29,
(In thousands of dollars)                            1997              1996
--------------------------------------------------------------------------------

Operating Activities
 Net income                                          $ 36,383         $ 25,025
 Adjustments to reconcile net income to cash provided by
   (used for) operations:
   Depreciation and amortization                       22,047           18,078
   Changes in current assets and liabilities:
     Accounts receivable                              (87,179)        (282,629)
     Inventories                                     (110,219)         (86,229)
     Other current assets                                (165)             431
     Accounts payable and accrued expenses            148,569          247,285
     Income taxes                                      11,612           16,631
   Other non cash items - net                           1,107               98
                                                 -------------------------------
Net Cash Provided by (Used for) Operating Activities   22,155          (61,310)
                                            ------------------------------------
Investing Activities
 Purchase of property, plant, and equipment           (33,555)         (19,717)
 Other                                                    776            1,899
                                                 -------------------------------
              Net Cash Used for Investing Activities  (32,779)         (17,818)
                                                 -------------------------------
Financing Activities
  Payments on long-term debt                          (17,276)         (37,303)
 Proceeds from long-term debt                             -0-          134,822
 Issuance of common stock                                 399            1,183
                                                 -------------------------------
Net Cash (Used for) Provided by Financing Activities  (16,877)          98,702
                                                 -------------------------------
Effect of exchange rate changes on cash                (6,521)            (168)
                                                 -------------------------------
Net (decrease) increase in cash and cash equivalents  (34,022)          19,406
Cash and cash equivalents at beginning of period      290,809           46,493
                                                 -------------------------------

          Cash and Cash Equivalents at End of Period $256,787         $ 65,899
                                                 ===============================

Cash equivalents consist of short-term deposits and liquid marketable securities which are stated at cost that approximates market value.

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
September 28, 1997
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions. The financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Independent auditors have not examined the statements (and all other information in this report), but in the opinion of the Company all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the period, have been made. The results of operations for the period ended September 28, 1997 are not necessarily indicative of the results of operations for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

Primary earnings per share are based on the weighted average number of common stock and dilutive common stock equivalents outstanding during each period. Common stock equivalents consist of stock options whose exercise price is less than the stipulated market price using the Treasury-stock method for both primary and fully diluted earnings per share. Fully diluted computations, assume the dilutive conversion of the Company's outstanding convertible subordinated notes, after adding back their after-tax interest expense.

Note B - Income Taxes

U.S. income taxes are not provided on certain undistributed earnings of foreign subsidiaries aggregating approximately $42 million at September 28, 1997, which are considered permanently invested. Otherwise, approximately $11 million of cumulative deferred income taxes would have been provided. Income tax provision for fiscal year 1998 differs from the U.S. statutory income tax rate primarily due to state income taxes.

Note C - Changes in Amount Outstanding of Securities or Indebtedness

At September 28, 1997 the Company had $32 million of certain accounts receivable sold under its asset securitization agreement, compared with $36 million at June 30, 1997. The Company can sell up to $250 million of certain accounts receivable with limited recourse under its asset securitization agreements.

Total unused credit facilities available to the Company at September 28, 1997, including that available under the asset securitization agreements, approximated $677 million.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In compliance with such safe harbor terms, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements or from past performances. The risks and uncertainties that may affect operations, performance, development and results of the Company's business include future cash use and other factors noted in Item 1. of the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

Results of Operations

Revenue and net income reached record quarterly highs in fiscal year 1998's first quarter. Sales increased 22.7% to $1.74 billion from $1.42 billion in the same period a year earlier. Net income increased 45.4% to $36.4 million from $25.0 million in fiscal year 1997's first quarter.

Increased volume, which more than offset reduced average selling prices for the Company's products, led to higher sales in fiscal year 1998 compared with fiscal year 1997. Lower average selling prices resulted principally from lower electronic component prices. Finished product assembly accounted for over one half of the Company's sales in the first quarter of fiscal year 1998. Domestic sales represented the same approximate ratio of consolidated sales in fiscal year 1998's first quarter as they did in total for fiscal year 1997.

Operating margins for the first quarter of fiscal year 1998 improved to 3.75% from 3.34% for the prior fiscal year's first quarter. Improved cost efficiencies, especially in the Company's foreign operations, generated this improvement.

Net interest expense for the quarter declined to .24% of sales from .41% for fiscal year 1997's first quarter. This decrease resulted from increased interest income earned on temporary investment of improved net cash provided by operations over the last four quarters. The Company anticipates that interest income will decline as the year progresses due to reduced short-term investments as cash is used to support anticipated growth.

Estimated effective income tax rate differs from the U.S. statutory rate primarily due to the effects of state income taxes.

Net income improved to 2.1% of sales from 1.8% a year earlier, as a result of improved operating margin and lower net interest expense. Return on average stockholder's equity for the quarter was 23.8% in fiscal 1998 compared with 20.6% in fiscal 1997.

Fully diluted  earnings per share  increased to a lesser degree (39.5%) than net
income  (45.4%)  because  of  increased   weighted   average  number  of  shares
outstanding.

Capital Resources and Liquidity

September 28, 1997's working capital of $760 million approximated June 30, 1997's $754 million. September 28, 1997's current ratio (1.8) declined slightly from June 30, 1997's ratio (2.0).

September 28, 1997's available liquidity was $934 million, comprised of $677 million in unused credit facilities and $257 million in cash. Lower available liquidity is anticipated during the remainder of fiscal year 1998 as cash is used to fund working capital and capital expenditures in support of planned revenue growth. The Company believes that existing liquidity is sufficient to support near term growth. Fiscal year 1998's capital expenditures are currently estimated to be $150 million, $60 million more than estimated depreciation and amortization.

Order backlog believed by the Company to be firm at September 28, 1997 was $3.15 billion, compared with $2.80 billion a year earlier and $3.19 billion a quarter earlier.



                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
     (1) Exhibit 11 - Computation of primary and fully diluted earnings per share.
     (2) Exhibit 27 - Financial Data Schedule
(b) Reports
The Company filed no reports on Form 8-K during the period of July 1, 1997 to September 28, 1997.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          SCI Systems, Inc.
                                                           (Registrant)



Date: November 11, 1997         By:  /s/ Olin B. King
      -------- --- ----              --- ---- -- ----
                                     Olin B. King
                                     Chairman of the Board
                                     and Chief Executive Officer
                                     (Principal  Executive Officer and
                                     Principal Financial and Accounting Officer)