Form 10-Q
period 1997-12-28
SCI SYSTEMS INC
filed 1998-02-11
CIK 87744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 -----------------------------------------------

                                    FORM 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 28, 1997
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                    Common Stock, $.10 par value - 59,914,010
                         Outstanding at January 28, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
                                SCI Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                                  December 28,         June 30,
                                                     1997                1997
(In thousands of dollars)                         (Unaudited)             (*)
--------------------------------------------------------------------------------

Assets


Current Assets
Cash and cash equivalents                           $  205,793      $   290,809
Accounts receivable                                    672,455          630,867
Inventories                                            701,778          569,846
Refundable and deferred federal and
 foreign income taxes                                   44,197           43,950
Other current assets                                    17,517           12,582
                                                 -------------------------------
                             Total Current Assets    1,641,740        1,548,054






Property, Plant, and Equipment
(Less accumulated depreciation of $387,127 at
December 28,1997, and $347,943 at June 30, 1997)       376,407          300,997






Other Noncurrent Assets                                 22,494           20,801
                                                 -------------------------------






                                     Total Assets   $2,040,641       $1,869,852
                                                 ===============================


* Derived from audited financial statements, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                                SCI Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                                  December 28,         June 30,
                                                     1997                1997
(In thousands of dollars except share data)       (Unaudited)             (*)
--------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses               $  822,359       $  713,377
Accrued payroll and related expenses                    30,975           28,084
Federal, foreign and state income taxes                 38,998           47,977
Current maturities of long-term debt                     1,837            4,394
                                                 -------------------------------
                        Total Current Liabilities      894,169          793,832

Deferred Income Taxes                                   10,149            9,901

Noncurrent Pension Liability                             5,133            5,133

Deferred Compensation                                   15,320           12,015

Long-term Debt - Note C
Industrial revenue bonds                                21,297           21,310
Long-term notes                                        140,523          150,801
Convertible subordinated notes                         282,535          282,197
                                                 -------------------------------
                             Total Long-term Debt      444,355          454,308



Shareholders' Equity
Preferred stock, 500,000 shares authorized
 but unissued                                              -0-              -0-
Common stock, $.10 par value: authorized
 200,000,000; issued 59,908,010 shares at
 December 28, 1997, and 59,774,790 shares
 at June 30,1997                                         5,991            5,978
Capital in excess of par value                         175,951          172,910
Retained earnings                                      494,804          420,863
Currency translation adjustment                         (4,890)          (4,747)
Treasury stock of 59,366 shares, at cost                  (341)            (341)
                                                 -------------------------------
                       Total Shareholders' Equity      671,515          594,663
                                                 -------------------------------

       Total Liabilities and Shareholders' Equity   $2,040,641       $1,869,852
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

                                SCI Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                                                         Quarter Ended:
                                                  December 28,     December 29,
(In thousands of dollars except share data)          1997             1996
--------------------------------------------------------------------------------

Net sales                                           $1,786,423       $1,481,837
Costs and expenses                                   1,718,318        1,428,419
                                                 -------------------------------
                                 Operating Income       68,105           53,418

Other income (expense):
 Interest expense (net of interest income of
 $2,624 in fiscal year 1998 and $3,147 in
 fiscal year 1997)                                      (5,142)          (4,561)
 Other, net                                                161              943
                                                 -------------------------------
                       Income before Income Taxes       63,124           49,800

Income taxes - Note B                                   25,565           20,169
                                                 -------------------------------

                                       Net Income   $   37,559       $   29,631
                                                 ===============================

Earnings per share - Note C:
  Basic                                                   $.63             $.50
  Diluted                                                 $.55             $.44

Weighted average number of shares used in computation:
  Basic                                             59,799,900       59,469,520
  Diluted                                           72,608,255       72,137,060



See notes to condensed consolidated financial statements.

                                SCI Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                                                        Six Months Ended:
                                                  December 28,     December 29,
(In thousands of dollars except share data)          1997             1996
--------------------------------------------------------------------------------

Net sales                                           $3,528,188       $2,901,842
Costs and expenses                                   3,394,704        2,800,935
                                                 -------------------------------
                                 Operating Income      133,484          100,907

Other income (expense):
 Interest expense (net of interest income of
 $6,150 in fiscal year 1998 and $4,155 in
 fiscal year 1997)                                      (9,354)         (10,345)
 Other, net                                                141            1,296
                                                 -------------------------------
                       Income before Income Taxes      124,271           91,858

Income taxes - Note B                                   50,330           37,202
                                                 -------------------------------

                                       Net Income   $   73,941       $   54,656
                                                 ===============================


Earnings per share - Note C:
  Basic                                                  $1.24             $.92
  Diluted                                                $1.08             $.82

Weighted average number of shares used in computation:
  Basic                                             59,765,530       59,354,438
  Diluted                                           72,571,613       72,026,829



See notes to condensed consolidated financial statements.

                                SCI Systems, Inc.
                 Condensed Consolidated Statements Of Cash Flows
                                   (Unaudited)
                                                        Six Months Ended:
                                                  December 28,     December 29,
(In thousands of dollars)                            1997             1996
--------------------------------------------------------------------------------

Operating Activities
 Net income                                         $   73,941       $   54,656
 Adjustments to reconcile net income to net cash
   provided by operations:
   Depreciation and amortization                        46,997           37,098
   Changes in current assets and liabilities:
     Accounts receivable                               (41,790)        (126,232)
     Inventories                                      (131,723)          32,705
     Other current assets                               (4,935)           7,862
     Accounts payable and accrued expenses             112,199          220,745
     Income taxes                                       (7,022)           8,377
   Other non cash items - net                           (1,908)            (957)
                                                 -------------------------------
          Net Cash Provided by Operating Activities     45,759          234,254
                                                 -------------------------------
Investing Activities
 Purchase of property, plant, and equipment           (121,414)         (44,378)
 Other                                                   1,103            1,969
                                                 -------------------------------
             Net Cash Used for Investing Activities   (120,311)         (42,409)
                                                 -------------------------------
Financing Activities
 Payments on long-term debt                            (18,018)         (57,055)
 Proceeds from long-term debt                            4,848          157,611
 Issuance of common stock                                1,097            2,053
                                                 -------------------------------
Net Cash (Used for)Provided by Financing Activities    (12,073)         102,609
                                                 -------------------------------
Effect of exchange rate changes on cash                  1,609              778
                                                 -------------------------------
Net (decrease)increase in cash and cash equivalents    (85,016)         295,232
Cash and cash equivalents at beginning of period       290,809           46,493
                                                 -------------------------------

         Cash and Cash Equivalents at End of Period $  205,793       $  341,725
                                                 ===============================

Cash equivalents consist of short-term deposits and liquid marketable securities which are stated at cost that approximates market value.

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
December 28, 1997
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions. The financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Independent auditors have not examined the statements (and all other information in this report), but in the opinion of the Company all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the period, have been made. The results of operations for the period ended December 28, 1997 are not necessarily indicative of the results of operations for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

Note B - Income Taxes

U.S. income taxes are not provided on certain undistributed earnings of foreign subsidiaries aggregating approximately $42 million at December 28, 1997, which are considered permanently invested. Otherwise, approximately $11 million of cumulative deferred income taxes would have been provided. Income tax provision for fiscal year 1998 differs from the U.S. statutory income tax rate primarily due to state income taxes.

Note C - Earnings per Share

In the second quarter of fiscal 1998, the Company adopted the new earnings per share computations required by FASB Statement No. 128. Basic earnings per share is computed by dividing reported net income for the period by the weighted average number of common stock outstanding during the period. A reconciliation of the net income and weighted average number of shares used for the diluted earnings per share computations follows:

                                  Quarter Ended:             Six Months Ended:
(In thousands of dollars,   December 28, December 29,  December 28, December 29,
  except share data)           1997         1996          1997         1996
                            ----------------------------------------------------
Net income                      $37,559      $29,631       $73,941      $54,656
Add back after-tax interest
 expense for convertible
 subordinated notes               2,191        2,238         4,383        4,476
                            ----------------------------------------------------
         Adjusted net income    $39,750      $31,869       $78,324      $59,132
                            ====================================================
Weighted average number of
 shares outstanding during
 period                      59,799,900   59,469,520    59,765,530   59,354,438
Applicable number of shares
 for stock options outstand-
 ing for period               1,013,483      872,668     1,011,211      877,519
Number of shares if convert-
 ible subordinated notes
 were converted              11,794,872   11,794,872    11,794,872   11,794,872
                            ----------------------------------------------------
Weighted average number of
 shares                      72,608,255   72,137,060    72,571,613   72,026,829
                            ====================================================
Diluted earnings per share         $.55         $.44         $1.08         $.82
                            ====================================================

Note D - Changes in Amount  Outstanding  of Securities or  Indebtedness

At December 28, 1997 the Company had approximately $15 million of certain accounts receivable sold under its asset securitization agreement, compared with approximately $36 million at June 30, 1997. The Company can sell up to $200 million of certain accounts receivable with limited recourse under its asset securitization agreement.

Total unused credit facilities available to the Company at December 28, 1997, including that available under the asset securitization agreement, approximated $658 million. The initial renewal date for the Company's credit facility has been extended to December 8, 2002.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, plant expansions, technological developments, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In compliance with such safe harbor terms, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements or from past performances. The risks and uncertainties that may affect operations, performance, development and results of the Company's business include future cash use and other factors noted in Item 1. of SCI Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

Results of Operations

Sales for the second quarter were $1.79 billion compared to $1.48 billion in the same period a year earlier, a 20.6% increase. Net income increased 26.8% to $37.6 million from $29.6 million in the same quarter of fiscal 1997. Basic and diluted earnings per share for the quarter were $.63 and $.55, respectively, compared with $.50 and $.44 per share a year earlier. Return on average shareholders' equity for the second quarter remained at 23.0%, the same level as that experienced in fiscal 1997's second quarter.

Sales for the first six months of fiscal 1998 increased 21.6% to $3.53 billion from $2.90 billion for the first six months of the prior fiscal year. Net income increased 35.3% to $73.9 million compared with $54.7 million a year earlier. Basic and diluted earnings per share for the first six months were $1.24 and $1.08, respectively, compared with $.92 and $.82 per share for the prior fiscal year's first six months. Return on average shareholders' equity improved to 23.3% for the first six months of fiscal 1998 from 21.8% for the comparable period in fiscal 1997.

Increased volume led to higher sales in fiscal 1998's second quarter and first six months compared with the same periods in fiscal 1997. Finished product assembly accounted for approximately one half of the Company's sales in the first six months of fiscal 1998. Foreign sales increased to 31% of consolidated sales in fiscal 1998's first six months in comparison to 25% in total for fiscal 1997. The current Asian Regional economic conditions have thus far had a small effect on the Company. However, Asian price competition may become more severe. This Region's sales are transacted primarily in U.S. dollars, and most products manufactured in the Region are exported.

Operating margin for the second quarter of fiscal 1998 improved to 3.81% from 3.60% for the prior fiscal year's second quarter. Operating margin for the first six months of fiscal 1998 improved to 3.78% from 3.48% for the same period in last fiscal year. Improved cost efficiencies, especially in the Company's foreign operations, generated this improvement. Immediate term operating margin growth may be affected by sizeable current expansion programs.

Net interest expense decreased slightly to .29% of sales for fiscal 1998's second quarter compared with .31% in fiscal 1997's second quarter. For the first six months of fiscal 1998, net interest expense declined to .27% of sales from the .36% experienced in fiscal 1997's first six months. Increased interest income earned on temporary investment of cash not currently required to fund existing operations generated the lower net interest expense for the first six months. The Company anticipates that quarterly interest income will continue to decline as the year progresses due to reduced investment of excess cash as it is used to fund planned expansion.

Estimated effective income tax rate differs from the U.S. statutory rate primarily due to the effects of state income taxes.

Net income as a percent of sales improved marginally to 2.1% in fiscal 1998's second quarter from 2.0% for fiscal 1997's second quarter. Net income as a percent of sales improved to 2.1% in fiscal 1998's first six months from 1.9% for the same period last fiscal year. These improvements resulted from improved operating margin and lower net interest expense sales percentage.

Capital Resources and Liquidity

December 28, 1997's working capital of $748 million approximated June 30, 1997's $754 million. The current ratio (1.8) at December 28, 1997 declined slightly from June 30, 1997's ratio (2.0).

Available liquidity at December 28, 1997 was $864 million, comprised of $658 million in unused credit facilities and $206 million in cash and cash equivalents. Lower available liquidity is anticipated during the remainder of fiscal 1998 as cash is used to fund working capital and capital expenditures in support of planned capacity expansion and revenue growth. The Company believes that existing liquidity is sufficient to support near term growth. Fiscal 1998's capital expenditures may be as high as $200 million, $100 million more than estimated depreciation and amortization.

Order backlog believed by the Company to be firm at December 28, 1997 was $3.09 billion, compared with $2.76 billion a year earlier. The Company's backlog is being affected by normal seasonality, shorten component lead times and continuing average selling price declines.

PART II. OTHER  INFORMATION

Item 4. Submission of Matters to a Vote of Security  Holders.
At the Company's annual meeting of shareholders held on October 24, 1997, the following individuals were elected as Class III Directors:

                                    Votes Against
                    Votes in Favor  and Withheld
                    --------------  -------------
Olin B. King          58,760,953       76,698
Howard H. Callaway    58,762,172       75,479

The other matters voted on at the meeting were:
                                    Votes Against
                    Votes in Favor  and Withheld    Abstentions  Broker Nonvotes
                    --------------  -------------   -----------  ---------------
Amendment of
Certificate of
Incorporation to
increase authorized
number of shares      56,427,729    2,308,818           101,104        -0-

Selection of Ernst
& Young LLP as the
Company's independent
auditors for the
fiscal year ending
June 30, 1998         58,745,676       19,712            72,263        -0-

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
    (1) Exhibit 3 - Certificate of Amendment to the Company's Second Restated Certificate of Incorporation
    (2) Exhibit 10 - Fourth Modification of Amended and Restated Credit Agreement (dated as of August 3, 1995) made as of December 31, 1997 between the Registrant, its Obligated Subsidiaries and its Lenders
    (3) Exhibit 27 - Financial Data Schedule
(b) Reports
The Company filed no reports on Form 8-K during the period of September 29, 1997 to December 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SCI Systems, Inc.
                                                     (Registrant)

Date: February 11, 1998         By:  /s/ Olin B. King
      -------- --- ----              --- ---- -- ----
                                     Olin B. King
                                     Chairman of the Board
                                     and Chief Executive Officer
                                     (Principal  Executive Officer and
                                     Principal Financial and Accounting Officer)