Form 10-Q
period 1998-03-29
SCI SYSTEMS INC
filed 1998-05-12
CIK 87744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 -----------------------------------------------

                                    FORM 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 29, 1998
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                    Common Stock, $.10 par value - 59,998,610
                          Outstanding at April 28, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
                                SCI Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                                     March 29,        June 30,
                                                       1998             1997
(In thousands of dollars)                           (Unaudited)          (*)
--------------------------------------------------------------------------------

Assets


Current Assets
Cash and cash equivalents                         $   103,913       $   290,809
Accounts receivable                                   609,634           630,867
Inventories                                           718,002           569,846
Refundable and deferred federal and
 foreign income taxes                                  50,197            43,950
Other current assets                                   17,235            12,582
                                               ---------------------------------
                           Total Current Assets     1,498,981         1,548,054






Property, Plant, and Equipment
(Less accumulated depreciation of $413,667 at
March 29,1998, and $347,943 at June 30, 1997)         421,093           300,997






Other Noncurrent Assets                                23,330            20,801
                                               ---------------------------------






                                   Total Assets    $1,943,404        $1,869,852
                                               =================================


* Derived from audited financial statements, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See  notes  to condensed consolidated financial statements.

                                SCI Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                                     March 29,        June 30,
                                                       1998             1997
(In thousands of dollars except share data)         (Unaudited)          (*)
--------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses              $  657,585        $  713,377
Accrued payroll and related expenses                   36,039            28,084
Federal, foreign and state income taxes                63,654            47,977
Current maturities of long-term debt                    2,831             4,394
                                               ---------------------------------
                      Total Current Liabilities       760,109           793,832

Deferred Income Taxes                                  10,149             9,901

Noncurrent Pension Liability                            3,000             5,133

Deferred Compensation                                  16,404            12,015

Long-term Debt - Note C
Industrial revenue bonds                               21,206            21,310
Long-term notes                                       140,904           150,801
Convertible subordinated notes                        282,704           282,197
                                               ---------------------------------
                           Total Long-term Debt       444,814           454,308



Shareholders' Equity
Preferred stock, 500,000 shares authorized
 but unissued                                             -0-               -0-
Common stock, $.10 par value: authorized
 200,000,000; issued 59,998,610 shares at
 March 29, 1998, and 59,774,790 shares at
 June 30,1997                                           6,000             5,978
Capital in excess of par value                        178,046           172,910
Retained earnings                                     529,088           420,863
Currency translation adjustment                        (3,865)           (4,747)
Treasury stock of 59,366 shares, at cost                 (341)             (341)
                                               ---------------------------------
                     Total Shareholders' Equity       708,928           594,663
                                               ---------------------------------

     Total Liabilities and Shareholders' Equity    $1,943,404        $1,869,852
                                               =================================


* Derived from audited financial statements, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                                SCI Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                                                           Quarter Ended:
                                                     March 29,        March 30,
(In thousands of dollars except share data)            1998             1997
--------------------------------------------------------------------------------

Net sales                                          $1,686,849        $1,319,310
Costs and expenses                                  1,622,444         1,271,124
                                               ---------------------------------
                               Operating Income        64,405            48,186

Other income (expense):
 Interest expense (net of interest income of
 $1,229 in  fiscal year 1998 and $3,622 in
 fiscal year 1997)                                     (6,483)           (4,292)
 Other, net                                              (302)               (1)
                                               ---------------------------------
                     Income before Income Taxes        57,620            43,893

Income taxes - Note B                                  23,336            17,777
                                               ---------------------------------

                                     Net Income    $   34,284        $   26,116
                                               =================================


Earnings per share - Note C:
  Basic                                                  $.57              $.44
  Diluted                                                $.50              $.39

Weighted average number of shares used in computation:
  Basic                                            59,888,479        59,588,534
  Diluted                                          72,574,081        72,205,428



See notes to condensed consolidated financial statements.

                                SCI Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                                                         Nine Months Ended:
                                                     March 29,        March 30,
(In thousands of dollars except share data)            1998             1997
--------------------------------------------------------------------------------

Net sales                                          $5,215,037        $4,221,152
Costs and expenses                                  5,017,148         4,072,059
                                               ---------------------------------
                               Operating Income       197,889           149,093

Other income (expense):
 Interest expense (net of interest income of
 $7,379 in fiscal year 1998 and $7,777 in
 fiscal year 1997)                                    (15,838)          (14,638)
 Other, net                                              (160)            1,296
                                               ---------------------------------
                     Income before Income Taxes       181,891           135,751

Income taxes - Note B                                  73,666            54,979
                                               ---------------------------------

                                     Net Income    $  108,225        $   80,772
                                               =================================


Earnings per share - Note C:
  Basic                                                 $1.81             $1.36
  Diluted                                               $1.58             $1.21

Weighted average number of shares used in computation:
  Basic                                            59,807,081        59,432,470
  Diluted                                          72,573,004        72,086,362



See notes to condensed consolidated financial statements.

                                SCI Systems, Inc.
                 Condensed Consolidated Statements Of Cash Flows
                                   (Unaudited)
                                                         Nine Months Ended:
                                                     March 29,        March 30,
(In thousands of dollars)                              1998             1997
--------------------------------------------------------------------------------

Operating Activities
 Net income                                         $ 108,225         $  80,772
 Adjustments to reconcile net income to net cash
   provided by operations:
   Depreciation and amortization                       74,434            56,606
   Changes in current assets and liabilities:
     Accounts receivable                               22,145          (150,891)
     Inventories                                     (146,804)           27,047
     Other current assets                             (10,599)            6,825
     Accounts payable and accrued expenses            (48,575)          207,864
     Income taxes                                      18,703            24,075
   Other non cash items - net                          (1,317)          (11,311)
                                               ---------------------------------
          Net Cash Provided by Operating Activities    16,212           240,987
                                               ---------------------------------
Investing Activities
 Purchase of property, plant, and equipment          (192,366)          (66,700)
 Other                                                  1,187             1,970
                                               ---------------------------------
             Net Cash Used for Investing Activities  (191,179)          (64,730)
                                               ---------------------------------
Financing Activities
 Payments on long-term debt                          (234,793)          (63,950)
 Proceeds from long-term debt                         222,761           162,518
 Issuance of common stock                               2,134             3,097
                                               ---------------------------------
Net Cash (Used for)Provided by Financing Activities    (9,898)          101,665
                                               ---------------------------------
Effect of exchange rate changes on cash                (2,031)             (148)
                                               ---------------------------------
Net (decrease)increase in cash and cash equivalents  (186,896)          277,774
Cash and cash equivalents at beginning of period      290,809            46,493
                                               ---------------------------------

         Cash and Cash Equivalents at End of Period $ 103,913         $ 324,267
                                               =================================

Cash equivalents consist of short-term deposits and liquid marketable securities which are stated at cost that approximates market value.

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
March 29, 1998
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions. The financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Independent auditors have not examined the statements (and all other information in this report), but in the opinion of the Company all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the period, have been made. The results of operations for the period ended March 29, 1998, are not necessarily indicative of the results of operations for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

Note B - Income Taxes

U.S. income taxes are not provided on certain undistributed earnings of foreign subsidiaries aggregating approximately $42 million at March 29, 1998, which are considered permanently invested. Otherwise, approximately $11 million of cumulative deferred income taxes would have been provided. The estimated income tax provision for fiscal 1998 periods differs from the U.S. statutory income tax rate primarily due to state income taxes.

Note C - Earnings per Share

In the second quarter of fiscal 1998, the Company adopted the new earnings per share computations required by FASB Statement No. 128. Basic earnings per share are computed by dividing reported net income for the period by the weighted average number of common stock outstanding during the period. A reconciliation of the net income and weighted average number of shares used for the diluted earnings per share computations follows:

                                 Quarter Ended:            Nine Months Ended:
(In thousands of dollars,    March 29,    March 30,     March 29,      March 30,
  except share data )          1998         1997          1998           1997
                          ------------------------------------------------------
Net income                     $34,284      $26,116      $108,225        $80,772
Add back after-tax interest
 expense for convertible
 subordinated notes              2,263        2,239         6,646          6,715
                          ------------------------------------------------------
          Adjusted net income  $36,547      $28,355      $114,871        $87,487
                          ======================================================
Weighted average number of
 shares outstanding during
 period                     59,888,479   59,588,534    59,807,081     59,432,470
Applicable number of shares
 for stock options outstand-
 ing for period                890,730      822,022       971,051        859,020
Number of shares if convert-
ible subordinated notes were
converted                   11,794,872   11,794,872    11,794,872     11,794,872
                          ------------------------------------------------------
Weighted average number of
 shares                     72,574,081   72,205,428    72,573,004     72,086,362
                          ======================================================
Diluted earnings per share        $.50         $.39         $1.58          $1.21
                          ======================================================

Note D - Changes in Amount Outstanding of Securities or Indebtedness

At March 29, 1998, the Company had approximately $21 million of certain accounts receivable sold under its asset securitization agreement, compared with approximately $36 million at June 30, 1997. The Company can sell up to $200 million of certain accounts receivable with limited recourse under its asset securitization agreement.

Total unused credit facilities available to the Company at March 29, 1998, including that available under the asset securitization agreement, approximated $639 million. The initial renewal date for the Company's credit facility has been extended to December 8, 2002.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

From time to time, the Company may publish forward-looking statements, including statements herein, relating to such matters as anticipated financial performance, business prospects, plant expansions, technological developments, price competition, margin growth, liquidity, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In compliance with such safe harbor terms, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements or from past performances. The risks and uncertainties that may cause actual results to differ materially include component availability and pricing, management of growth, customer concentration, competition, technological change, future cash use and other factors noted in Item 1. of SCI Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

Results of Operations

Sales for the third quarter were $1.69 billion compared to $1.32 billion in the same period a year earlier, a 27.9% increase. Net income increased 31.3% to $34.3 million from $26.1 million in the same quarter of fiscal 1997. Basic and diluted earnings per share for the quarter were $.57 and $.50, respectively, compared with $.44 and $.39 per share a year earlier. Return on average shareholders' equity for the third quarter was 19.8%, compared with 19.1% in fiscal 1997's third quarter.

Sales for the first nine months of fiscal year 1998 increased 23.5% to $5.22 billion from $4.22 billion for the first nine months of the prior fiscal year. Net income increased 34.0% to $108.2 million compared with $80.8 million a year earlier. Basic and diluted earnings per share for the first nine months were $1.81 and $1.58, respectively, compared with $1.36 and $1.21 per share for the prior fiscal year's first nine months. Return on average shareholders' equity improved to 22.1% for the first nine months of fiscal year 1998 from 20.9% for the comparable period in fiscal 1997.

Increased volume led to higher sales in fiscal 1998's third quarter and first nine months compared with the same periods in fiscal 1997. Finished product assembly accounted for approximately one half of the Company's sales in the first nine months of fiscal 1998. Foreign sales increased to 30% of consolidated sales in fiscal 1998's first nine months in comparison to 25% in total for fiscal 1997. Current Asian Regional economic conditions have thus far had small effect on the Company. However, Asian price competition may become more severe. This Region's sales are transacted primarily in U.S. dollars, and most products manufactured in the Region are exported.

Operating margin for the third quarter of fiscal 1998 improved to 3.82% from 3.65% for the prior fiscal year's third quarter. Operating margin for the first nine months of fiscal 1998 improved to 3.79% from 3.53% for the same period in last fiscal year. Improved cost efficiencies mainly generated these improvements. Intermediate term operating margin growth may be affected by sizeable current expansion programs.

Net interest expense increased slightly, as a result of lower interest income, to .38% of sales for fiscal 1998's third quarter compared with .33% in fiscal 1997's third quarter. For the first nine months of fiscal 1998, net interest expense declined to .30% of sales from the .35% experienced in fiscal 1997's first nine months, because of higher interest income. The interest income netted against interest expense was earned from temporary investment of cash not currently required to fund existing operations. The Company anticipates that decreasing interest income, as occurred in the third quarter, will continue as the year progresses due to reduced excess cash as it is used to fund planned capacity expansion.

Estimated effective income tax rate differs from the U.S. statutory rate primarily due to the effects of state income taxes.

Net income as a percent of sales improved marginally to 2.03% in fiscal 1998's third quarter from 1.98% for fiscal 1997's third quarter, due to improved operating margin. Net income as a percent of sales improved to 2.08% in fiscal 1998's first nine months from 1.91% for the same period of the prior year, because of improved operating margin and lower net interest expense sales percentage.

The Company believes it has made substantial progress in assessing potential impact to its computer programs by the year 2000 issue. The Company does not believe the cost of revising its computer programs in response to this issue will be material to its results of operations. While no guarantee can be given, the Company also does not believe this issue will materially impact the conduct of its business, as its major customers and vendors are also addressing its resolution.


Capital Resources and Liquidity

Working capital at March 29, 1998, was $739 million compared to $754 million at June 30, 1997. The current ratio of 1.97 at March 28, 1998, approximated June 30, 1997's ratio of 1.95.

Available liquidity at March 29, 1998, was $743 million, comprised of $639 million in unused credit facilities and $104 million in cash and cash equivalents. Lower available liquidity is anticipated during the remainder of fiscal 1998 as it is used to fund capital expenditures in support of planned capacity expansion. The Company believes that existing liquidity is sufficient to support near term needs. Fiscal 1998's capital expenditures might be as high as $260 million, $100 million more than estimated depreciation and amortization.

On April 24, 1998, the Company announced expansions of its business with Nokia. These expansions include the purchase by SCI of certain manufacturing assets. These purchases are to be funded from unused credit facilities.

Order backlog believed by the Company to be firm at March 29, 1998, was $2.70 billion, compared with $2.81 billion a year earlier. Component lead time and average selling price reductions (which are expected to continue) were principal contributors to backlog decline.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
   (1) Exhibit 27.1 - Financial Data Schedule for March 29, 1998
   (2) Exhibit 27.2 - Financial Data Schedule for fiscal years ended June 30, 1997 and 1996, first quarter of fiscal 1998, and third and second quarters of fiscal 1997 restated for adoption of FASB No. 128
   (3) Exhibit 27.3 - Financial Data Schedule for first quarter of fiscal 1997, and third, second and first quarters of fiscal 1996 restated for adoption of FASB No. 128

(b) Reports
The Company filed no reports on Form 8-K during the period of December 29, 1997, to March 29, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SCI Systems, Inc.
                                       (Registrant)

Date: May 8, 1998               By:  /s/ Olin B. King
      --- -- ----                    --- ---- -- ----
                                     Olin B. King
                                     Chairman of the Board
                                     and Chief Executive Officer
                                     (Principal  Executive Officer and
                                     Principal Financial and Accounting Officer)