Form 10-Q
period 1998-09-27
SCI SYSTEMS INC
filed 1998-11-12
CIK 87744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 -----------------------------------------------

                                    FORM 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 27, 1998
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to ______________

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

                                 (408) 943-9000
              (Registrant's telephone number, including area code)
                 ----------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                    Common Stock, $.10 par value - 60,058,669
                         Outstanding at November 6, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
                                SCI Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                            September 27,         June 30,
                                                1998                1998
(In thousands of dollars)                    (Unaudited)             (*)
--------------------------------------------------------------------------------

Assets


Current Assets
Cash and cash equivalents                   $  209,100           $  184,346
Accounts receivable                            674,220              633,835
Inventories                                    643,197              639,283
Refundable and deferred federal and
 foreign income taxes                            7,045               10,876
Other current assets                            25,019               17,623
                                     -------------------------------------------
             Total Current Assets            1,558,581            1,485,963






Property, Plant, and Equipment
(Less accumulated depreciation of $431,370
 at September 27, 1998, and $418,158 at
 June 30, 1998)                                431,734              436,097






Other Noncurrent Assets                         19,995               22,668
                                     -------------------------------------------






                     Total Assets           $2,010,310           $1,944,728
                                     ===========================================


  * Derived from audited financial statements, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                                SCI Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                            September 27,         June 30,
                                                1998                1998
(In thousands of dollars except share data)  (Unaudited)             (*)
--------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses       $  708,463           $  663,600
Accrued payroll and related expenses            41,625               34,529
Federal, foreign and state income taxes         33,463               27,024
Current maturities of long-term debt             1,771                1,382
                                     -------------------------------------------
        Total Current Liabilities              785,322              726,535

Deferred Income Taxes                           10,679               10,659

Noncurrent Pension Liability                     3,000                3,000

Deferred Compensation                           13,758               16,075

Long-term Debt - Note C
Industrial revenue bonds                        21,193               21,215
Long-term notes                                115,092              136,414
Convertible subordinated notes                 283,042              282,873
                                     -------------------------------------------
             Total Long-term Debt              419,327              440,502



Shareholders' Equity
Preferred stock, 500,000 shares authorized
 but unissued                                      -0-                  -0-
Common stock, $.10 par value: authorized
 200,000,000; issued 60,117,510 shares at
 September 27, 1998, and 60,104,180 shares
 at June 30,1998                                 6,012                6,010
Capital in excess of par value                 180,760              180,464
Retained earnings                              595,918              565,948
Currency translation adjustment                 (4,125)              (4,124)
Treasury stock of 59,366 shares, at cost          (341)                (341)
                                     -------------------------------------------
       Total Shareholders' Equity              778,224              747,957
                                     -------------------------------------------

Total Liabilities and Shareholders' Equity  $2,010,310           $1,944,728
                                     ===========================================


  * Derived from audited financial statements, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                                SCI Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                                                      Quarter Ended:
                                            September 27,        September 28,
(In thousands of dollars except share data)     1998                 1997
--------------------------------------------------------------------------------

Net sales                                   $1,569,577           $1,741,765
Costs and expenses                           1,516,877            1,676,386
                                     -------------------------------------------
                 Operating Income               52,700               65,379

Other income (expense):
 Interest expense (net of interest income
 of $1,886 in fiscal year 1999 and $3,622
 in fiscal year 1998)                           (5,143)              (4,212)
 Other, net                                         14                  (20)
                                     -------------------------------------------
       Income before Income Taxes               47,571               61,147

Income taxes - Note B                           17,601               24,764
                                     -------------------------------------------

                       Net Income           $   29,970           $   36,383
                                     ===========================================


Earnings per share - Note C:
  Basic                                           $.50                 $.61
  Diluted                                         $.45                 $.53

Weighted average number of shares used in computation:
  Basic                                     60,056,089           59,732,046
  Diluted                                   72,601,425           72,535,857




See notes to condensed consolidated financial statements.

                                SCI Systems, Inc.
                 Condensed Consolidated Statements Of Cash Flows
                                   (Unaudited)
                                                          Quarter Ended:
                                                 September 27,     September 28,
(In thousands of dollars)                            1998              1997
--------------------------------------------------------------------------------

Operating Activities
 Net income                                          $ 29,970          $ 36,383
 Adjustments to reconcile net income to net
 cash provided by operations:
   Depreciation and amortization                       28,430            22,047
   Changes in current assets and liabilities:
     Accounts receivable                              (40,384)          (87,179)
     Inventories                                       (3,914)         (110,219)
     Other current assets                              (2,879)             (165)
     Accounts payable and accrued expenses             51,952           148,569
     Income taxes                                       6,541            11,612
   Other non cash items - net                              (8)            1,107
                                             -----------------------------------
    Net Cash Provided by Operating Activities          69,708            22,155
                                             -----------------------------------
Investing Activities
 Purchase of property, plant, and equipment           (24,237)          (33,555)
 Other                                                     65               776
                                             -----------------------------------
       Net Cash Used for Investing Activities         (24,172)          (32,779)
                                             -----------------------------------
Financing Activities
 Payments on long-term debt                           (20,976)          (17,276)
 Issuance of common stock                                 194               399
                                             -----------------------------------
       Net Cash Used for Financing Activities         (20,782)          (16,877)
                                             -----------------------------------
Effect of exchange rate changes on cash                   -0-            (6,521)
                                             -----------------------------------
Net increase (decrease) in cash and cash equivalents   24,754           (34,022)
Cash and cash equivalents at beginning of period      184,346           290,809
                                             -----------------------------------

   Cash and Cash Equivalents at End of Period       $ 209,100         $ 256,787

                                             ===================================

Cash equivalents consist of short-term deposits and liquid marketable securities which are stated at cost that approximates market value.

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
September 27, 1998
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions. The financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Independent auditors have not examined the statements (and all other information in this report), but in the opinion of the Company all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the period, have been made. The results of operations for the period ended September 27, 1998, are not necessarily indicative of the results of operations for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

Note B - Income Taxes

U.S. income taxes in excess of estimated foreign income tax credits have not been provided on certain undistributed earnings of foreign subsidiaries aggregating  $84 million at  September  27,  1998,  which are  considered  to be permanently invested. Otherwise, approximately $19 million of cumulative deferred income taxes would have been provided. The estimated income tax provision for fiscal 1999 differs from the U.S. statutory income tax rate due to state income taxes offset by lower taxed foreign earnings considered permanently invested.

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

                                                          Quarter Ended:
(In thousands of dollars,                        September 27,     September 28,
  except share data )                                1998              1997
                                                 -------------------------------
Net income                                            $29,970           $36,383
Add back after-tax interest expense for
 convertible subordinated notes                         2,371             2,239
                                                      -------           -------
                          Adjusted net income         $32,341           $38,622
                                                      =======           =======
Weighted average number of shares outstanding
 during period                                     60,056,089        59,732,046
Applicable number of shares for stock options
 outstanding for period                               750,464         1,008,939
Number of shares if convertible subordinated
 notes were converted                              11,794,872        11,794,872
                                                   ----------        ----------
            Weighted average number of shares      72,601,425        72,535,857
                                                   ==========        ==========
Diluted earnings per share                               $.45              $.53
                                                         ====              ====

Note C - Changes in Amount Outstanding of Securities or Indebtedness

Total unused credit facilities available to the Company at September 27, 1998, including that available under the asset securitization agreement, approximated $654 million.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

From time to time, the Company may publish forward-looking statements, including statements herein, relating to such matters as anticipated financial performance, business prospects, plant expansions, foreign sales, technological developments, price competition, margin growth, liquidity, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In compliance with such safe harbor terms, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements or from past performances. The risks and uncertainties that may cause actual results to differ materially include component availability and pricing, management of growth, customer concentration, competition, technological change, future cash use and other factors noted in Item 1. of SCI Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

Results of Operations

Sales for the first quarter were $1.57 billion compared to $1.74 billion in the same period a year earlier. Net income for the quarter was $30.0 million compared with $36.4 million in the first quarter of fiscal 1998. Basic and diluted earnings per share for the quarter were $.50 and $.45, respectively, compared with $.61 and $.53 per share a year earlier.

Sales declined primarily as a result of lower average selling prices. Finished product assembly accounted for approximately one-half of the Company's sales both in the first quarter of fiscal 1999 and in total for fiscal 1998. Foreign sales represented 36% of consolidated sales in fiscal 1999's first quarter in comparison to 31% in total for fiscal 1998. The trend for increased percentage of the Company's sales being generated by its lower cost foreign operations is expected to continue.

Operating margin for the first quarter of fiscal 1999 was 3.36% compared with 3.75% in fiscal 1998's first quarter. Profit margins are being affected by startup and transition costs of new and enlarged facilities and intense industry price pressure.

Net interest expense increased to .33% of sales for fiscal 1999's first quarter compared with .24% in fiscal 1998's first quarter. This increase resulted from lower interest income as interest rates declined and cash was used to purchase assets. Interest income netted against interest expense was earned from temporary investment of cash.

Estimated effective income tax rate differs from the U.S. statutory rate primarily due to the effects of state income taxes offset by lower income taxes on foreign earnings considered permanently invested. The estimated effective income tax rate declined in fiscal 1999 from that estimated a year earlier due to increased lower taxed foreign earnings.

Fiscal 1999 first quarter's net income as a percent of sales was 1.9% compared with 2.1% a year earlier. This decline principally resulted from the lower operating margin.

Capital Resources and Liquidity

Both September 27, 1998's and June 30, 1998's working capital and current ratio remained at the same or approximate same level. Working capital at September 27, 1998, was $773 million compared to $759 million at June 30, 1998. The current ratio was 2.0 both at September 27, 1998, and June 30, 1998.

Available liquidity at September 27, 1998, was $863 million, comprised of $654 million in unused credit facilities and $209 million in cash and cash equivalents. Lower available liquidity may result during the remainder of fiscal 1999 as it is used to fund expenditures in support of capacity expansion. The Company believes that existing liquidity is sufficient to support near term needs.

Fiscal 1999's capital expenditures are currently estimated to approximate depreciation and amortization expense of approximately $125 million. However, if market conditions change from those currently anticipated, the Company may increase or decrease the capital expenditure level.

The recently announced acquisitions of certain manufacturing assets from Ericsson Telecom, AB in Mexico City and Spain, and the acquisition of certain manufacturing assets from Intergraph Corp. will be funded from existing liquidity.

Year 2000 Readiness

The Company  believes its statements  concerning  its Year 2000 readiness  under
Item 7. of its June 30, 1998's Form 10-K remain relevant.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company's Brazilian operations continue to be its primary foreign currency exposure. (Refer to Item 7a. of the Company's June 30, 1998, Form 10-K.) As of September 27, 1998, the Company's Brazilian operations had approximately $27 million of net current assets subject to some Real currency exposure.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
   (1) Exhibit 10
       (a)  Amended and Restated  Receivables  Purchase  Agreement  dated  as of
            September 27, 1996, among SCI Funding, Inc. as seller, SCI Technology, Inc. as initial servicer, SCI Systems, Inc. as Guarantor, and Receivables Capital Corporation as Purchaser and Bank of America National Trust and Savings Association as Administrative Agent.

       (b)  First  Amendment  to  Amended  and  Restated  Receivables   Purchase
            Agreement dated as of October 31, 1997.

       (c) Second Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 29, 1998.

   (2) Exhibit   27.1  - Financial Data Schedule for September 27, 1998.


(b) Reports
The Company filed no reports on Form 8-K during the period of July 1, 1998, to September 27, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SCI Systems, Inc.
                                             (Registrant)

Date: November 9, 1998                By:  /s/ Olin B. King
      -------- -- ----                     --- ---- -- ----
                                               Olin B. King
                                               Chairman of the Board
                                               and Chief Executive Officer
                                               (Principal  Executive Officer and
                                               Principal Financial Officer)