Form 10-Q
period 1998-12-27
SCI SYSTEMS INC
filed 1999-02-10
CIK 87744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 -----------------------------------------------

                                    FORM 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 27, 1998
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to ______________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                    Common Stock, $.10 par value - 60,294,735
                         Outstanding at February 5, 1999

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                               SCI SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                            December 27,             June 30,
                                                1998                   1998
(IN THOUSANDS OF DOLLARS)                   (Unaudited)                 (*)
--------------------------------------------------------------------------------

ASSETS



CURRENT ASSETS
Cash and cash equivalents                   $  191,621               $  184,346
Accounts receivable                            742,009                  633,835
Inventories                                    708,242                  639,283
Refundable and deferred federal and
 foreign income taxes                            6,351                   10,876
Other current assets                            45,469                   17,623
                                            ------------------------------------
                   TOTAL CURRENT ASSETS      1,693,692                1,485,963





PROPERTY, PLANT, AND EQUIPMENT
(Less accumulated depreciation of
 $453,835 at December 27, 1998, and
 $418,158 at June 30, 1998)                    436,301                  436,097





OTHER NONCURRENT ASSETS                         28,852                   22,668
                                            ------------------------------------




                           TOTAL ASSETS     $2,158,845               $1,944,728
                                            ====================================


* Derived from audited financial statements, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                               SCI SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                            December 27,             June 30,
                                                1998                   1998
(IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA) (Unaudited)                 (*)
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses       $  833,446               $  663,600
Accrued payroll and related expenses            39,871                   34,529
Federal, foreign and state income taxes         15,054                   27,024
Current maturities of long-term debt             1,706                    1,382
                                            ------------------------------------
              TOTAL CURRENT LIABILITIES        890,077                  726,535

DEFERRED INCOME TAXES                           10,679                   10,659


NONCURRENT PENSION LIABILITY                     3,000                    3,000


DEFERRED COMPENSATION                           20,271                   16,075


LONG-TERM DEBT - NOTE C
Industrial revenue bonds                        21,201                   21,215
Long-term notes                                117,870                  136,414
Convertible subordinated notes                 283,211                  282,873
                                            ------------------------------------
                   TOTAL LONG-TERM DEBT        422,282                  440,502



SHAREHOLDERS' EQUITY
Preferred stock, 500,000 shares authorized
 but unissued                                      -0-                      -0-
Common stock, $.10 par value: authorized
 200,000,000; issued 60,242,335 shares at
 December 27, 1998, and 60,104,180 shares
 at June 30, 1998                                6,024                    6,010
Capital in excess of par value                 184,675                  180,464
Retained earnings                              628,574                  565,948
Currency translation adjustment                 (4,631)                  (4,124)
Shares held in Rabbi trusts, 68,922 at
December 27, 1998, at cost                      (1,765)                     -0-
Treasury stock of 59,366 shares, at cost          (341)                    (341)
                                            ------------------------------------
             TOTAL SHAREHOLDERS' EQUITY        812,536                  747,957
                                            ------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $2,158,845               $1,944,728
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

                                SCI SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                       QUARTER ENDED:
                                            December 27,            December 28,
(In thousands of dollars except share data)     1998                    1997
--------------------------------------------------------------------------------

Net sales                                   $1,735,930              $1,786,423
Costs and expenses                           1,678,990               1,718,318
                                            ------------------------------------
                       OPERATING INCOME         56,940                  68,105



Other income (expense):
 Interest expense (net of interest income
 of $1,655 in  fiscal year 1999 and $2,624
 in fiscal year 1998)                           (4,884)                 (5,142)
 Other, net                                       (220)                    161
                                            ------------------------------------
             INCOME BEFORE INCOME TAXES         51,836                  63,124

Income taxes - Note B                           19,179                  25,565
                                            ------------------------------------

                             NET INCOME     $   32,657              $   37,559
                                            ====================================


Earnings per share - Note C:
  Basic                                           $.54                    $.63
  Diluted                                         $.48                    $.55


Weighted average number of shares used in computation:

  Basic                                     60,023,777              59,799,900
  Diluted                                   72,628,811              72,608,255

See notes to condensed consolidated financial statements.




                               SCI SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                       QUARTER ENDED:
                                            December 27,            December 28,
(In thousands of dollars)                       1998                    1997
--------------------------------------------------------------------------------

Net income                                     $32,657                 $37,559
                                            ------------------------------------

Currency translation adjustment (loss) income     (506)                  1,022
Income tax (benefit) expense                      (187)                    414
                                            ------------------------------------
             OTHER COMPREHENSIVE INCOME           (319)                    608
                                            ------------------------------------
                   COMPREHENSIVE INCOME        $32,338                 $38,167
                                            ====================================

See notes to condensed consolidated financial statements.

                                SCI SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     SIX MONTHS ENDED:
                                            December 27,            December 28,
(In thousands of dollars except share data)     1998                    1997
--------------------------------------------------------------------------------


Net sales                                   $3,305,507              $3,528,188
Costs and expenses                           3,195,867               3,394,704
                                            ------------------------------------
                       OPERATING INCOME        109,640                 133,484


Other income (expense):
 Interest expense (net of interest income
 of $3,542 in fiscal year 1999 and $6,150
 in fiscal year 1998)                          (10,027)                 (9,354)
 Other, net                                       (206)                    141
                                            ------------------------------------
             INCOME BEFORE INCOME TAXES         99,407                 124,271

Income taxes - Note B                           36,781                  50,330
                                            ------------------------------------

                             NET INCOME     $   62,626              $   73,941
                                            ====================================


Earnings per share - Note C:
  Basic                                          $1.04                   $1.24
  Diluted                                        $ .93                   $1.08



Weighted average number of shares used in computation:
  Basic                                     59,973,482              59,765,530
  Diluted                                   72,543,345              72,571,613



See notes to condensed consolidated financial statements.




                               SCI SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                     SIX MONTHS ENDED:
                                            December 27,            December 28,
(In thousands of dollars)                       1998                    1997
--------------------------------------------------------------------------------

Net income                                     $62,626                 $73,941
                                            ------------------------------------

Currency translation adjustment loss              (507)                   (143)
Income tax benefit                                (188)                    (58)
                                            ------------------------------------
             OTHER COMPREHENSIVE INCOME           (319)                    (85)
                                            ------------------------------------
                   COMPREHENSIVE INCOME        $62,307                 $73,856
                                            ====================================

See notes to condensed consolidated financial statements.

                               SCI SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          SIX MONTHS ENDED:

                                                      December 27,  December 28,
(In thousands of dollars)                                 1998          1997
--------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                            $ 62,626        $ 73,941
Adjustments to reconcile net income to net cash
   provided by operations:
   Depreciation and amortization                        56,128          46,997
   Changes in current assets and liabilities:
     Accounts receivable                              (108,594)        (41,790)
     Inventories                                       (69,227)       (131,723)
     Refundable income taxes                             4,526             -0-
     Other current assets                              (27,986)         (4,935)
     Accounts payable and accrued expenses             175,957         112,199
     Income taxes                                      (10,542)         (7,022)
   Other non cash items - net                             (522)         (1,908)
                                                      --------------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES            82,366          45,759
                                                      --------------------------
INVESTING ACTIVITIES
 Purchase of property, plant, and equipment            (56,576)       (121,414)
 Other                                                  (3,604)          1,103
                                                      --------------------------
      NET CASH USED FOR INVESTING ACTIVITIES           (60,180)       (120,311)
                                                      --------------------------
FINANCING ACTIVITIES
 Payments on long-term debt                            (20,620)        (18,018)
 Proceeds from long-term debt                            2,344           4,848
 Issuance of common stock                                2,796           1,097
                                                      --------------------------
      NET CASH USED FOR FINANCING ACTIVITIES           (15,480)        (12,073)
                                                      --------------------------
Effect of exchange rate changes on cash                    569           1,609
                                                      --------------------------
Net increase (decrease) in cash and cash equivalents     7,275         (85,016)
Cash and cash equivalents at beginning of period       184,346         290,809
                                                      --------------------------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD          $191,621        $205,793
                                                      ==========================

Cash equivalents consist of short-term deposits and liquid marketable securities which are stated at cost that approximates market value.

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1998
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions. The financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Independent auditors have not examined the statements (and all other information in this report), but in the opinion of the Company all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the period, have been made. The results of operations for the period ended December 27, 1998, are not necessarily indicative of the results of operations for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

NOTE B - INCOME TAXES

U.S. income taxes in excess of estimated foreign income tax credits have not been provided on certain undistributed earnings of foreign subsidiaries aggregating $91 million at December 27, 1998, which are considered to be permanently invested. Otherwise, approximately $20 million of cumulative deferred income taxes would have been provided. The estimated income tax provision for fiscal 1999 differs from the U.S. statutory income tax rate due to state income taxes offset by lower taxed foreign earnings considered permanently invested.

NOTE C - EARNINGS PER SHARE

Basic earnings per share are computed by dividing reported net income for the period by the weighted average number of common stock outstanding during the period. A reconciliation of the net income and weighted average number of shares used for the diluted earnings per share computations follows:


                                 QUARTER ENDED:            SIX MONTHS ENDED:
(IN THOUSANDS OF DOLLARS,   December 27, December 28,  December 27, December 28,
     EXCEPT SHARE DATA )        1998         1997          1998         1997
                            -------------------------  -------------------------

Net income                     $32,657      $37,559       $62,626      $73,941
Add back after-tax interest
 expense for convertible
 subordinated notes              2,371        2,191         4,741        4,383
                               --------------------       ----------------------
          Adjusted net income  $35,028      $39,750       $67,367      $78,324
                               ====================       ======================

Weighted average number of
 shares outstanding during
 period                     60,023,777   59,799,900    59,973,482   59,765,530
Applicable number of shares
 for stock options
 outstanding for period        810,162    1,013,483       774,991    1,011,211
Number of shares if convertible
 subordinated notes were
 converted                  11,794,872   11,794,872    11,794,872   11,794,872
                            -----------------------    -------------------------
Weighted average number of
shares                      72,628,811   72,608,255    72,543,345   72,571,613
                            =======================    =========================
Diluted earnings per share        $.48         $.55          $.93        $1.08
                            =======================    =========================

Note D - CHANGES IN AMOUNT OUTSTANDING OF SECURITIES OR INDEBTEDNESS

Total unused credit amounts available to the Company at December 27, 1998, including those available under the asset securitization agreement, approximated $654 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

From time to time, the Company may publish forward-looking statements, including statements herein, relating to such matters as anticipated financial performance, business prospects and outlook, plant expansions, foreign sales and currency risks, technological developments, price competition, operating margin, liquidity, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In compliance with such safe harbor terms, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements or from past performances. The risks and uncertainties that may cause actual results to differ materially include component availability and pricing, management of growth, customer concentration, customer order flow, competition, technological change, and other factors noted in Item 1. of SCI Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

RESULTS OF OPERATIONS

Sales declined 2.8% in the second quarter to $1.74 billion from the $1.79 billion in the same period a year earlier. Net income declined 13.1% to $32.7 million in the second quarter of fiscal 1999 from the $37.6 million in the same quarter of fiscal 1998. Basic and diluted earnings per share for the quarter were $.54 and $.48, respectively, compared with $.63 and $.55 per share a year earlier.

Sales for the first six months of fiscal year 1999 declined 6.3% from that in fiscal 1998's first six months ($3.31 billion compared with $3.53 billion, respectively). Net income was $62.6 million compared with $73.9 million a year earlier. Basic and diluted earnings per share for the first six months were $1.04 and $.93, respectively, compared with $1.24 and $1.08 per share for the prior fiscal year's first six months.

Finished product assembly accounted for approximately one-half of the Company's sales both in the first six months of fiscal year 1999 and in total for fiscal year 1998. Foreign sales represented 41% of consolidated sales in fiscal year 1999's first six months in comparison to 31% in total in fiscal year 1998. The trend for increased percentage of the Company's sales being generated by its lower cost foreign operations is expected to continue.

Operating margins declined from the year earlier periods primarily because of startup and transition costs of new and enlarged facilities and projects in addition to intense industry price pressures. While a number of new projects are proceeding, certain customer market share shifts have occurred with a resultant effect on sales.

Net interest expense for the second quarter of fiscal 1999 remained at the same approximate percent of sales as that incurred in same quarter of fiscal 1998 (.28% in fiscal 1999 and .29% in fiscal 1998). For the first six months, fiscal 1999's net interest expense increased to .30% from .27% in fiscal 1998. This increase resulted from lower interest income as interest rates declined and cash was used to purchase assets. Interest income netted against interest expense was earned from temporary investment of cash.

Estimated effective income tax rate differs from the U.S. statutory rate primarily due to the effects of state income taxes offset by lower income taxes on foreign earnings considered permanently invested. The estimated effective income tax rate declined in fiscal 1999 from that estimated a year earlier due to increased lower taxed foreign earnings.

Fiscal 1999 second quarter's and first six months' net income as a percent of sales were 1.9% compared with 2.1% in the prior fiscal year's similar periods. This decline principally resulted from lower margins as previously discussed.

OUTLOOK

The Company's current outlook is that March and June quarter revenue and earnings figures will not meet earlier expectations but, however, should meet or exceed year earlier results. A multiplant headcount reduction program is in progress in the interest of efficiency enhancement.

The recently announced consolidation of the Company's Watsonville, California, plant with other plants is not currently expected to materially impact future earnings.

CAPITAL RESOURCES AND LIQUIDITY

Working capital at December 27, 1998, was $804 million compared to $759 million at June 30, 1998. This change mainly resulted from increased current assets in support of larger quarterly revenues. December 27, 1998's current ratio declined slightly from June 30, 1998's 2.0 to 1.9.

Available liquidity at December 27, 1998, was $846 million, comprised of $654 million in unused credit facilities and $192 million in cash and cash equivalents. Somewhat lower available liquidity may result during the remainder of fiscal 1999 as it is used to fund expenditures in support of capacity expansion. The Company believes that existing liquidity is sufficient to support near term needs.

Fiscal 1999's capital expenditures are currently estimated at $150 million. However, if market conditions change from those currently anticipated, the Company may increase or decrease the capital expenditure level. Capital expenditures will also be impacted if the Company acquires any further manufacturing operations from other companies. The Company has an ongoing program of actively investigating business opportunities generated by other companies' outsourcing.

The recently announced pending acquisition of VeriFone, Inc.'s Kunshan, China, operation will be funded from existing liquidity. The acquisition is anticipated to be completed in the Company's June quarter.

YEAR 2000 READINESS

The Company is actively engaged in a Year 2000 readiness project to address compatibility compliance of its software and equipment. The Company has established a working group to oversee its Year 2000 readiness efforts, and to monitor vendors' and customers' status in this area as well. This working group is headed by a Company Senior Vice President.

Year 2000 compliant software revisions to various software packages (both internally developed and externally purchased) that process the Company's interlocking order entry, shop floor control and other manufacturing systems have been substantially completed. Testing of Year 2000 readiness is anticipated to be substantially completed by June 1999.

All of the Company's accounting systems, except payroll and invoicing, are currently being processed on upgraded Year 2000 compliant software packages. Upgraded Year 2000 compliant software packages for payroll and invoicing are currently being tested, and are planned to be fully installed during fiscal 1999's fourth quarter.

The possibility exists that the Company may inadvertently fail to identify and correct a Year 2000 problem. The Company believes the impact of such an occurrence would be minor and correctable, as it has upgraded and purchased substantial quantities of Year 2000 compliant software and equipment, and continues to do so.

Based on its inquiries to date, the Company believes satisfactory progress is being made by its major vendors and customers on Year 2000 readiness.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company's Brazilian operations are the source of its primary foreign currency exposure. (Refer to Item 7a. of the Company's June 30, 1998, Form 10-K.) Recently, the Brazilian currency has seen a substantial devaluation. This devaluation will result in a currency exchange loss in the Company's third quarter. Net current assets of approximately $13 million at December 27, 1998 are partially exposed to Brazilian currency fluctuations. The Company is taking steps to reduce its exposure to the Brazilian currency in all reasonable ways.

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
At the Company's annual meeting of shareholders held on October 23, 1998, the following individuals were elected as Class II Directors:

                                                            Votes Against
                                        Votes in Favor      and Withheld
                                        --------------      -------------
Jackie M. Ward                          54,530,850             299,705
Wayne Shortridge                        54,538,064             292,491
William E. Fruhan                       54,628,047             202,508


The other matters voted on at the meeting were:

                                                            Votes Against
                                        Votes in Favor      and Withheld        Abstentions     Broker Nonvotes
                                        --------------      -------------       -----------     ---------------

Amendment of the Company's
1994 Stock Option Incentive Plan
to increase number of shares
issuable under the Plan                 41,987,859          12,693,136          149,560         Not applicable

Selection of Ernst & Young
LLP as the Company's inde-
pendent auditors for the
fiscal year ending June 30, 1999        54,648,756              91,780           90,019         Not applicable



Item 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
    (1) Exhibit 27.1 - Financial Data Schedule for December 27, 1998.

(b) Reports
     The Company filed no reports on Form 8-K during the period of September 28, 1998, to December 27, 1998.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SCI Systems, Inc.
                                             (Registrant)

Date: February 9, 1999                  By:  /s/ Olin B. King
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