Form 10-Q
period 1999-03-28
SCI SYSTEMS INC
filed 1999-05-12
CIK 87744

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
              _______________________________________________

                                 FORM 10-Q

                                (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 28, 1999
                                    or
      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to ______________

                       Commission file Number 0-2251

                             SCI SYSTEMS, INC.
          (Exact name of registrant as specified in its charter)


          DELAWARE                                            63-0583436
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)
    SCI SYSTEMS, INC.
    2101 WEST CLINTON AVENUE
    HUNTSVILLE, ALABAMA                                          35805
(Address of principal executive offices)                       (Zip Code)

                 ______________________________________________

                                 (256) 882-4800
              (Registrant's telephone number, including area code)
                 ______________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                    Common Stock, $.10 par value - 72,118,637
                           Outstanding at May 7, 1999

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                               SCI SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                             March 28,           June 30,
                                               1999                1998
(IN THOUSANDS OF DOLLARS)                   (Unaudited)             (*)
---------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and cash equivalents                   $  193,131          $  184,346
Accounts receivable                            708,999             633,835
Inventories                                    703,863             639,283
Refundable and deferred federal and foreign
income taxes                                     6,190              10,876
Other current assets                            48,021              17,623
                                            -------------------------------
                    TOTAL CURRENT ASSETS     1,660,204           1,485,963




PROPERTY, PLANT, AND EQUIPMENT
(Less accumulated depreciation of
 $473,944 at March 28, 1999, and
 $418,158 at June 30, 1998)                    433,527             436,097




Other Noncurrent Assets                         28,125              22,668
                                            -------------------------------







                            TOTAL ASSETS    $2,121,856          $1,944,728
                                            ===============================


* Derived from audited financial statements, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                               SCI SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                             March 28,           June 30,
                                               1999                1998
(IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA) (Unaudited)             (*)
---------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses       $  740,967          $  663,600
Accrued payroll and related expenses            42,913              34,529
Federal, foreign and state income taxes         39,430              27,024
Current maturities of long-term debt             1,643               1,382
                                            -------------------------------
                 TOTAL CURRENT LIABILITIES     824,953             726,535

DEFERRED INCOME TAXES                           10,679              10,659

NONCURRENT PENSION LIABILITY                     3,000               3,000

DEFERRED COMPENSATION                           20,555              16,075

LONG-TERM DEBT - NOTE D
Industrial revenue bonds                        21,210              21,215
Long-term notes                                115,095             136,414
Convertible subordinated notes                 283,379             282,873
                                            -------------------------------
                      TOTAL LONG-TERM DEBT     419,684             440,502



SHAREHOLDERS' EQUITY
Preferred stock, 500,000 shares authorized
 but unissued                                      -0-                 -0-
Common stock, $.10 par value: authorized
 200,000,000; issued 60,324,376 shares at
 March 28, 1999, and 60,104,180 shares at
 June 30, 1998                                   6,032               6,010
Capital in excess of par value                 187,150             180,464
Retained earnings                              660,962             565,948
Currency translation adjustment                 (8,495)             (4,124)
Shares held in Rabbi trusts, 75,302 at
 March 28, 1999, at cost                        (2,323)                -0-
Treasury stock of 59,366 shares, at cost          (341)               (341)
                                            -------------------------------
                TOTAL SHAREHOLDERS' EQUITY     842,985             747,957
                                            -------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $2,121,856          $1,944,728
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

                               SCI SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                   QUARTER ENDED:
                                            March 28,           March 29,
(In thousands of dollars except share data)   1999                1998
---------------------------------------------------------------------------

Net sales                                   $1,603,024          $1,686,849
Costs and expenses                           1,547,383           1,622,444
                                            -------------------------------
                        OPERATING INCOME        55,641              64,405


Other income (expense):
Interest expense (net of interest
 income of $1,451 in fiscal year
 1999 and $1,229 in fiscal year 1998)           (5,220)             (6,483)
Other, net                                        (199)               (302)
                                            -------------------------------
              INCOME BEFORE INCOME TAXES        50,222              57,620

Income taxes - Note B                           17,834              23,336
                                            -------------------------------

                              NET INCOME    $   32,388          $   34,284
                                            ===============================


Earnings per share - Note C:
  Basic                                           $.54                $.57
  Diluted                                         $.48                $.50



Weighted average number of shares used in computation:
  Basic                                     60,172,242          59,888,479
  Diluted                                   72,769,530          72,574,081

See notes to condensed consolidated financial statements.

                                SCI SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 NINE MONTHS ENDED:
                                            March 28,           March 29,
(In thousands of dollars except share data)   1999                1998
---------------------------------------------------------------------------

Net sales                                   $4,908,531          $5,215,037
Costs and expenses                           4,743,250           5,017,148
                                            -------------------------------
                        OPERATING INCOME       165,281             197,889



Other income (expense):
 Interest expense (net of interest
  income of $4,993 in  fiscal year
  1999 and $7,379 in fiscal year 1998)         (15,247)            (15,838)
Other, net                                        (405)               (160)
                                            -------------------------------
              INCOME BEFORE INCOME TAXES       149,629             181,891

Income taxes - Note B                           54,615              73,666
                                            -------------------------------

                              NET INCOME    $   95,014          $  108,225
                                            ===============================


Earnings per share - Note C:
  Basic                                          $1.58               $1.81
  Diluted                                        $1.41               $1.58


Weighted average number of shares used in computation:
  Basic                                     60,039,324          59,807,081
  Diluted                                   72,618,328          72,573,004


See notes to condensed consolidated financial statements.

                                SCI SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          NINE MONTHS ENDED:
                                                       March 28,      March 29,
(In thousands of dollars)                                1999           1998
--------------------------------------------------------------------------------


OPERATING ACTIVITIES
Net income                                             $  95,014      $ 108,225
Adjustments to reconcile net income to net cash
   provided by operations:
   Depreciation and amortization                          83,922         74,434
   Changes in current assets and liabilities:
     Accounts receivable                                 (76,292)        22,145
     Inventories                                         (65,220)      (146,804)
     Refundable income taxes                               4,686            -0-
     Other current assets                                (30,672)       (10,599)
     Accounts payable and accrued expenses                87,688        (48,575)
     Income taxes                                         12,283         18,703
   Other non cash items - net                             (1,095)        (1,317)
                                                       -------------------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES     110,314         16,212
                                                       -------------------------

INVESTING ACTIVITIES
 Purchase of property, plant, and equipment              (81,778)      (192,366)
 Other                                                    (3,298)         1,187
                                                       -------------------------
              NET CASH USED FOR INVESTING ACTIVITIES     (85,076)      (191,179)
                                                       -------------------------

FINANCING ACTIVITIES
 Payments on long-term debt                              (20,704)      (234,793)
 Proceeds from long-term debt                                457        222,761
 Issuance of common stock                                  4,112          2,134
                                                       -------------------------
              NET CASH USED FOR FINANCING ACTIVITIES     (16,135)        (9,898)
                                                       -------------------------
Effect of exchange rate changes on cash                     (318)        (2,031)
                                                       -------------------------
Net increase (decrease) in cash and cash equivalents       8,785       (186,896)
Cash and cash equivalents at beginning of period         184,346        290,809
                                                       -------------------------

          CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 193,131      $ 103,913
                                                       =========================

Cash equivalents consist of short-term deposits and liquid marketable securities which are stated at cost that approximates market value.

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 1999
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions. The financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Independent auditors have not examined the statements (and all other information in this report), but in the opinion of the Company all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the period, have been made. The results of operations for the period ended March 28, 1999, are not necessarily indicative of the results of operations for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

NOTE B - INCOME TAXES

U.S. income taxes in excess of estimated foreign income tax credits have not been provided on certain undistributed earnings of foreign subsidiaries aggregating $107 million at March 28, 1999, which are considered to be permanently invested. Otherwise, approximately $25 million of cumulative deferred income taxes would have been provided. The estimated income tax provision for fiscal 1999 differs from the U.S. statutory income tax rate due to state income taxes offset by lower taxed foreign earnings considered permanently invested.

NOTE C - EARNINGS PER SHARE

Basic earnings per share are computed by dividing reported net income for the period by the weighted average number of common stock outstanding during the period. A reconciliation of the net income and weighted average number of shares used for the diluted earnings per share computations follows:


                                QUARTER ENDED:              NINE MONTHS ENDED:
(IN THOUSANDS OF DOLLARS,   March 28,    March 29,       March 28,     March 29,
      EXCEPT SHARE DATA )     1999         1998            1999         1998
                           -----------------------      ------------------------
Net income                   $ 32,388     $ 34,284        $ 95,014      $108,225
Add back after-tax interest
 expense for convertible
 subordinated notes             2,427        2,263           7,169         6,646
                           -----------------------      ------------------------
Adjusted net income          $ 34,815     $ 36,547        $102,183      $114,871
                           =======================      ========================

Weighted average number of
 shares outstanding during
 period                    60,172,242   59,888,479      60,039,324    59,807,081
Applicable number of shares
 for  stock options outstanding
 for period                   802,416      890,730         784,132       971,051
Number of shares if convertible
 subordinated notes were
 converted                 11,794,872   11,794,872      11,794,872    11,794,872
                           -----------------------      ------------------------
Weighted average number of
shares                     72,769,530   72,574,081      72,618,328    72,573,004
                           =======================      ========================

Diluted earnings per share       $.48         $.50           $1.41         $1.58
                           =======================      ========================

NOTE D - CHANGES IN AMOUNT OUTSTANDING OF SECURITIES OR INDEBTEDNESS

Total unused credit amounts available to the Company at March 28, 1999, including those available under an asset securitization agreement, approximated $654 million.

In a subsequent event, substantially all of the outstanding Convertible Subordinated Notes due May 1, 2006, ($283 million outstanding at March 28, 1999) were converted to the Company's common stock on May 3, 1999.

NOTE E - COMPREHENSIVE INCOME

Comprehensive income consists of the following:



                                   QUARTER ENDED:          NINE MONTHS ENDED:
                                MARCH 28,   MARCH 29,     MARCH 28,    MARCH 29,
(IN THOUSANDS OF DOLLARS)         1999        1998          1999         1998
--------------------------------------------------------------------------------

Net income                        $32,388     $34,284       $95,014     $108,225
                                ------------------------------------------------

Currency translation adjustment
 (loss) income                     (3,864)      1,025        (4,371)         882
Income tax (benefit) expense       (1,372)        415        (1,595)         357
                                ------------------------------------------------
Other comprehensive (loss)income   (2,492)        610        (2,776)         525
                                ------------------------------------------------
            Comprehensive income  $29,896     $34,894       $92,238     $108,750
                                ================================================



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

From time to time, the Company may publish forward-looking statements, including statements herein, relating to such matters as anticipated financial performance, business prospects and outlook, plant expansions, foreign sales and currency risks, technological developments, price competition, operating margin, liquidity, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In compliance with such safe harbor terms, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements or from past performances. The risks and uncertainties that may cause actual results to differ materially include component availability and pricing, management of growth, customer concentration, customer order flow, competition, technological change, trends in selling prices for the Company's customers' products, foreign currency fluctuations and other factors noted in Item 1. of SCI Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

RESULTS OF OPERATIONS

Sales declined 5.0% in the third quarter to $1.60 billion from $1.69 billion in the same period a year earlier. Net income declined 5.5% to $32.4 million in the third quarter of fiscal 1999 from $34.3 million in the same quarter of fiscal 1998. Basic and diluted earnings per share for the quarter were $.54 and $.48, respectively, compared with $.57 and $.50 per share a year earlier.

Sales for the first nine months of fiscal year 1999 declined 5.9% from that in fiscal 1998's first nine months ($4.91 billion compared with $5.22 billion, respectively). Net income was $95.0 million compared with $108.2 million a year earlier. Basic and diluted earnings per share for the first nine months were $1.58 and $1.41, respectively, compared with $1.81 and $1.58 per share for the prior fiscal year's first nine months.

Finished product assembly accounted for approximately one-half of the Company's sales both in the first nine months of fiscal year 1999 and in total for fiscal year 1998. Foreign sales represented 41% of consolidated sales in fiscal year 1999's first nine months in comparison to 31% in total in fiscal year 1998. The trend for increased percentage of the Company's sales being generated by its lower cost foreign operations is expected to continue.

As an electronic manufacturing services company, the Company sales are affected by shifts in its customers' market shares. Certain of those shifts, together with declining average selling prices, resulted in lower sales in the third quarter and first nine months of fiscal 1999.

Operating margins declined from the year earlier periods primarily because of startup and transition costs of new and enlarged facilities and projects, and because of industry price pressures.

Net interest expense declined as a percent of sales for the third quarter of fiscal 1999 from that incurred in the same quarter of fiscal 1998 (.32% in fiscal 1999 and .38% in fiscal 1998). Lower interest expense resulted from reduced borrowing requirements. Net interest expense remained at the same approximate percent of sales for the first nine months. Interest expense is expected to decline in the fourth quarter and may remain at a reduced level for several quarters as a result of conversion of Convertible Subordinated Notes in May 1999. (Reduced interest expense resulting from the conversion will not increase diluted earnings per share. Interest of the Convertible Subordinated Notes is added back for purposes of computing diluted earnings per share.)

The estimated effective income tax rate differs from the U.S. statutory rate primarily due to the effects of state income taxes, offset by lower taxed foreign earnings considered permanently invested. Increased lower taxed foreign earnings account for a reduced effective income tax rate in fiscal 1999.

Third quarter net income as a percent of sales was 2.0% both in fiscal 1999 and 1998. Net income as a percent of sales declined to 1.9% for fiscal 1999's first nine months compared with 2.1% in the same period a year earlier.
This decline principally resulted from lower operating margins.

CAPITAL RESOURCES AND LIQUIDITY

Working capital at March 28, 1999, was $835 million compared to $759 million at June 30, 1998. This change mainly resulted from increased current assets in support of larger quarterly revenues. March 28, 1999's current ratio was consistent with June 30, 1998's 2.0.

Available liquidity at March 28, 1999, was $847 million, which consisted of $654 million in unused credit facilities and $193 million in cash and cash equivalents. Somewhat lower available liquidity may result during the remainder of fiscal 1999 as it is used to fund expenditures in support of revenue growth. The Company believes that existing liquidity is more than sufficient to support near term needs. As a result of conversion of outstanding Convertible Notes in May 1999, Shareholders' Equity will exceed $1.1 billion and outstanding debt, net of cash, will be less than zero.

Fiscal 1999's capital expenditures are presently estimated to approach $150 million. However, if market conditions change from those currently anticipated, the Company may increase or decrease its capital expenditure level. Capital expenditures will also be impacted if the Company further acquires any manufacturing operations from other companies. The Company has an ongoing program of actively investigating business opportunities generated by other companies' divestitures.

The acquisition of HP VeriFone, Inc.'s Kunshan, China, operation on April 30, 1999, was funded from existing liquidity.

YEAR 2000 READINESS

The Company is actively engaged in a Year 2000 readiness project to assess compatibility of its software and equipment. The Company has established a working group to oversee its Year 2000 readiness efforts, and to monitor vendors' and customers' status in this area as well. This working group is headed by a Company Senior Vice President.

Year 2000 compliant software revisions to various software packages (both internally developed and externally purchased) that process the Company's interlocking order entry, shop floor control and other manufacturing systems have been substantially completed. Year 2000 compliant software for the Company's accounting applications has also been completed, and for the most part are currently being used. The Company is in the testing stage for Year 2000 compliant software not in current use.

The possibility exists that the Company may inadvertently fail to identify and correct a Year 2000 problem. The Company believes the impact of such an occurrence would be insubstantial and correctable, as it has upgraded and purchased substantial quantities of Year 2000 compliant software and equipment, and continues to do so.

Based on its inquiries to date, the Company believes satisfactory progress is being made by its major vendors and customers on Year 2000 readiness.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company believes it is not subject to any material foreign currency exposure.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
    (1) Exhibit 27.1 - Financial Data Schedule for March 28, 1999.

(b) Reports
         The Company filed no reports on Form 8-K during the period of December 28, 1998, to March 28, 1999.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SCI Systems, Inc.
                                                 (Registrant)

Date: May 12, 1999                        By:  /s/ Olin B. King
                                               Olin B. King
                                               Chairman of the Board
                                               and Chief Executive Officer
                                               (Principal  Executive Officer and
                                               Principal Financial Officer)