Form 10-K
period 1999-06-30
SCI SYSTEMS INC
filed 1999-09-28
CIK 87744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended June 30, 1999
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
 For the transition period from __________________ to ___________________

                           Commission File No. 0-2251
                           --------------------------
                                SCI SYSTEMS, INC.
                  (Exact name of registrant as specified in its
                                    charter)
     Delaware                                          63-0583436
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)
     SCI Systems, Inc.
     2101 West Clinton Avenue
     Huntsville, Alabama                                  35805
(Address of principal executive offices)                (Zip Code)

                  ---------------------------------------------
                                 (256) 882-4800
               Registrant's telephone number, including area code
                  ---------------------------------------------

          Securities registered pursuant to Section 12 (b) of the Act:
       Title of each class               Name of each exchange on which
                                                   registered
       Common Stock, $.10 Par Value          New York Stock Exchange
                 ---------------------------------------------
          Securities registered pursuant to Section 12 (g) of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes .X. No ....

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ X ]

     At August 24, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,683,908,663. At August 24, 1999, there were 71,951,375 outstanding shares of the registrant's Common Stock.

     Documents Incorporated By Reference Portions of the registrant's 1999 Annual Report to Shareholders are incorporated by reference into Parts I and II. Portions of the registrant's definitive Proxy Statement for its October 22, 1999, Annual Meeting of Shareholders are incorporated by reference into Part III.

                PART I AND II DOCUMENTS INCORPORATED BY REFERENCE
     The following information required by Parts I and II is incorporated herein by reference to the Company's 1999 Annual Report to Shareholders, included herein as Exhibit 13:

                                                             Excerpts from
                                                               Form 10-K
                                                        (contained in the 1999
                                              Annual           Annual Report to
                                              Report           Shareholders)
                                               Pages              Page (s)
                                              ------    -----------------------

                                     PART I.
ITEM 1.  Business                                                1 to 3
ITEM 2.  Properties                                              3 and 4
ITEM 3.  Legal Proceedings                                          4
ITEM 4.  Submission of Matters to
         a Vote of Security Holders                                 4

                                    PART II.

ITEM 5.  Market for Registrant's Common
         Equity and Related Stockholder
         Matters                                                 4 and 14
ITEM 6.  Selected Financial Data                 1
ITEM 7.  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations                               4 to 6
ITEM 7A. Quantitative and Qualitative
         Disclosure About Market Risk                               6
ITEM 8.  Consolidated Financial Statements
         and Supplementary Data                                  7 to 15
ITEM 9.  Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure                                 Not Applicable


                                    PART III
                       DOCUMENT INCORPORATED BY REFERENCE
     The following information required by Part III is incorporated herein by reference to the Company's definitive Proxy Statement pursuant to Regulation 14A for the October 22, 1999 Annual Meeting of Shareholders, filed with The Securities and Exchange Commission within 120 days after close of the fiscal year:

                                                                 Proxy Statement
                                                                      Page (s)
                                                                 ---------------

ITEM 10. Directors and Executive Officers of the Registrant            3 to 5

ITEM 11. Executive Compensation                                        5 and 6

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

                                                        Excerpts from Form 10-K
                                                        (contained in the 1999
                                                            Annual Report to
                                                              Shareholders)
                                                                 Page (s)
                                                        ------------------------

   Consolidated Balance Sheets as of June 30, 1999,
     1998, and 1997                                                 7
   For the years ended June 30, 1999, 1998 and 1997:
     Consolidated Statements of Income                              8
     Consolidated Statements of Shareholders' Equity                8
     Consolidated Statements of Cash Flows                          9
     Notes to Consolidated Financial Statements                  10 to 14
     Report of Ernst & Young LLP, Independent Auditors              15

 2. Schedules
     Financial Statements Schedules are omitted as allowed by Rule 4-02 for immaterial amounts. Accounts receivable valuation accounts at June 30, 1999, 1998, and 1997, represent less than two percent (2%) of the year end gross accounts receivable balance.

3. Exhibits

   NUMBER     DESCRIPTION
     3.1      Second  Restated  Certificate of  Incorporation,  as amended,  and
              Certificate  of Amendment of the Second  Restated  Certificate  of
              Incorporation  as filed with the Secretary of State of Delaware on
              January 26, 1996. (Incorporated herein by reference to Exhibit 4.1 to  Registration  Statement on Form S-3,  File No.  333-05917,  as
              amended.)
     3.2      By-laws of the  Registrant,  as amended.  (Incorporated  herein by reference  to Exhibit 4.2 to  Registration  Statement on Form S-3,
              File No. 333-05917, as amended.)
     10(a)(1) Credit   Agreement  dated  June  25,  1993,  by  and  between  the
              Registrant,   its   Obligated   Subsidiaries   and  its   Lenders.
              (Incorporated herein by reference to exhibit of the same number to the  Registrant's  Annual  Report on Form 10-K for the year  ended
              June 30, 1993.)
          (2) Amended and Restated Credit  Agreement dated as of August 3, 1995, by and between the Registrant,  its Obligated Subsidiaries and its
              Lenders.  (Incorporated herein by reference to exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995.)
          (3) First Modification of Amended and Restated Credit Agreement (dated as of August 3, 1995) made as of  December  8, 1995,  between  the
              Registrant,   its   Obligated   Subsidiaries   and  its   Lenders.
              (Incorporated by reference to Exhibit 10 to the Registrant's  Form
              10-Q for the quarter ended December 24, 1995.)
          (4) Second  Modification  of Amended  and  Restated  Credit  Agreement
              (dated as of August 3, 1995) made as of March 26,1996, between the
              Registrant,   its   Obligated   Subsidiaries   and  its   Lenders.
              (Incorporated herein by reference to Exhibit of the same number to the  Registrant's  Annual  Report on Form 10-K for the year  ended
              June 30, 1996.)
          (5) Third Modification of Amended and Restated Credit Agreement (dated as of  August  3,  1995)  made as of June 28,  1996,  between  the
              Registrant,   its   Obligated   Subsidiaries   and  its   Lenders.
              (Incorporated herein by reference to Exhibit of the same number to the  Registrant's  Annual  Report on Form 10-K for the year  ended
              June 30, 1996.)
          (6) Fourth  Modification  of Amended  and  Restated  Credit  Agreement
              (dated as of August 3, 1995) made as of December 31, 1997, between the  Registrant,  its  Obligated  Subsidiaries  and  its  Lenders.
              (Incorporated   herein  by   reference   to   Exhibit  10  to  the
              Registrant's Form 10-Q for the quarter ended December 28, 1997.)
          (7) The Formation or  Acquisition  of Additional  Subsidiaries  By SCI
              Systems,  Inc.  Pursuant to Section  9.13 of The  Restated  Credit
              Agreement  (dated as of August 3, 1995) made as of March 18, 1999,
              between  the  Registrant,   its  Obligated  Subsidiaries  and  its
              Lenders.
       (b)(1) Amended and Restated  Receivable  Purchase  Agreement  dated as of
              September  27,1996,   among  SCI  Funding,  Inc.  as  seller,  SCI
              Technology,  Inc.,  as initial  servicer,  SCI Systems,  Inc.,  as
              Guarantor, and Receivables Capital Corporation,  as Purchaser, and
              Bank  of  America  National  Trust  and  Savings  Association,  as
              Administrative Agent. (Incorporated herein by reference to Exhibit
              10 (a)  to the  Registrant's  Form  10-Q  for  the  quarter  ended
              September 27, 1999.)
          (2) First  Amendment  to  Amended  and  Restated  Receivable  Purchase
              Agreement dated as of October 31,1997,  among SCI Funding, Inc. as seller,  SCI Technology,  Inc., as initial servicer,  SCI Systems,
              Inc.,  as  Guarantor,  and  Receivables  Capital  Corporation,  as
              Purchaser,   and  Bank  of  America  National  Trust  and  Savings
              Association,  as  Administrative  Agent.  (Incorporated  herein by reference to Exhibit 10 (b) to the Registrant's  Form 10-Q for the
              quarter ended September 27, 1999.)
          (3) Second  Amendment  to Amended  and  Restated  Receivable  Purchase
              Agreement dated as of September 29,1998,  among SCI Funding,  Inc.
              as seller, SCI Technology, Inc., as initial servicer, SCI Systems,
              Inc.,  as  Guarantor,  and  Receivables  Capital  Corporation,  as
              Purchaser,   and  Bank  of  America  National  Trust  and  Savings
              Association,  as  Administrative  Agent.  (Incorporated  herein by reference to Exhibit 10 (c) to the Registrant's  Form 10-Q for the
              quarter ended September 27, 1999.)
          (4) Third  Amendment  to  Amended  and  Restated  Receivable  Purchase
              Agreement  dated as of June 4, 199,  among SCI  Funding,  Inc.  as seller,  SCI Technology,  Inc., as initial servicer,  SCI Systems,
              Inc.,  as  Guarantor,  and  Receivables  Capital  Corporation,  as
              Purchaser,   and  Bank  of  America  National  Trust  and  Savings
              Association, as Administrative Agent.
          (5) Fourth  Amendment  to Amended  and  Restated  Receivable  Purchase
              Agreement  dated as of July 23, 1999,  among SCI Funding,  Inc. as seller,  SCI Technology,  Inc., as initial servicer,  SCI Systems,
              Inc.,  as  Guarantor,  and  Receivables  Capital  Corporation,  as
              Purchaser,   and  Bank  of  America  National  Trust  and  Savings
              Association, as Administrative Agent.
       (c)(1) SCI Systems,  Inc. 1994 Stock Option  Incentive Plan.  (Management
              contracts or compensatory plan) (Incorporated  herein by reference to exhibit 10(d)(1) to the Registrant's Annual Report on Form 10-K
              for the year ended June 30, 1995.)
       (d)(1) Savings Plan of the SCI Systems,  Inc. Employee Financial Security
              Program, dated July 1, 1991.(Management  contracts or compensatory plan)(Incorporated herein by reference to Exhibit 10 (i)(1) to the
              Registrant's  Annual Report on Form 10-K for the fiscal year ended
              June 30, 1994.)
       (e)(1) Deferred  Compensation  Plan  of SCI  Systems  Employee  Financial
              Security   Program,   as   amended   and   restated   January   1,
              1992.(Management  contracts or  compensatory  plan)  (Incorporated herein by reference to Exhibit 10(j)(1) to the Registrant's Annual
              Report on Form 10-K for the fiscal year ended June 30, 1994.)
       (f)(1) Supplemental  Retirement  Plan of the SCI Systems,  Inc.  Employee
              Financial  Security  Program,  as amended and restated April 1994.
              (Management  contracts or compensatory plan) (Incorporated  herein by  reference  to  Exhibit  10 (k)(1) to the  Registrant's  Annual
              Report on Form 10-K for the fiscal year ended June 30, 1994.)
       (g)(1) Adjustable Rate Senior Notes due 2006 Purchase Agreement,  made as of June 28,  1996.(Incorporated  herein by reference to Exhibit 10
              (i)(1)  to the  Registrant's  Annual  Report  on Form 10-K for the
              fiscal year ended June 30, 1997.)
       (h)(1) Senior  Executive  Officers  Annual  Incentive  Plan.  (Management
              contracts or compensatory plan) (Incorporated  herein by reference to Exhibit  10 (j)(1) to the  Registrant's  Annual  Report on Form
              10-K for the fiscal year ended June 30, 1997.)
     13       1999 Annual  Report to  Shareholders.  Except for the parts of the
              SCI Systems,  Inc. Annual Report expressly  incorporated into this
              Form 10-K by  reference,  the  Annual  Report is not to be  deemed filed with the Securities and Exchange Commission.
     21       Subsidiaries of Registrant.
     23       Consent of Independent Auditors
     27       Financial Data Schedule

 (b) Reports
     The Company filed no reports on Form 8-K during the period of March 29, 1999, to June 30, 1999.

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SCI SYSTEMS, INC.
Date: September 24, 1999           By:/s/A. Eugene Sapp, Jr.
                                         A. Eugene Sapp, Jr.
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



      DATE                      SIGNATURE                TITLE

 September 24, 1999    /s/Olin B. King           Chairman of the Board
                          Olin B. King          (Principal Financial Officer)

 September 24, 1999    /s/A. Eugene Sapp, Jr.    President and
                          A. Eugene Sapp, Jr.     Chief Executive Officer
                                                (Principal Executive Officer)
                                                (Principal Operating Officer)

 September 24, 1999    /s/John M. Noll           Assistant Vice President,
                          John M. Noll            Corporate Controller
                                                (Principal Accounting Officer)

 September 24, 1999    /s/Howard H. Callaway            Director
                          Howard H. Callaway

 September 24, 1999    /s/William E. Fruhan             Director
                          William E. Fruhan

 September 24, 1999    /s/Wayne Shortridge              Director
                          Wayne Shortridge

 September 24, 1999    /s/G. Robert Tod                 Director
                          G. Robert Tod

 September 24, 1999    /s/Jackie M. Ward                Director
                          Jackie M. Ward