Form 10-K/A
period 1999-06-30
SCI SYSTEMS INC
filed 1999-10-04
CIK 87744

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to
this Form 10-K. [   ]

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

     (This amended Form 10-K cover page is filed to correct an inadvertent ommission in the disclosure of a deliquent filer pursant to Item 405 of Regulation S-K. No other change is made to the Form 10-K for the year ended June 30, 1999, filed on September 28, 1999.)

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SCI SYSTEMS, INC.
Date: October 4, 1999              By:/s/A. Eugene Sapp, Jr.
                                         A. Eugene Sapp, Jr.
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



      DATE                      SIGNATURE                TITLE

 October 4, 1999       /s/Olin B. King           Chairman of the Board
                          Olin B. King          (Principal Financial Officer)

 October 4, 1999       /s/A. Eugene Sapp, Jr.    President and
                          A. Eugene Sapp, Jr.     Chief Executive Officer
                                                (Principal Executive Officer)
                                                (Principal Operating Officer)

 October 4, 1999       /s/John M. Noll           Assistant Vice President,
                          John M. Noll            Corporate Controller
                                                (Principal Accounting Officer)

 October 4, 1999       /s/Howard H. Callaway            Director
                          Howard H. Callaway

 October 4, 1999       /s/William E. Fruhan             Director
                          William E. Fruhan

 October 4, 1999       /s/Wayne Shortridge              Director
                          Wayne Shortridge

 October 4, 1999       /s/G. Robert Tod                 Director
                          G. Robert Tod

 October 4, 1999       /s/Jackie M. Ward                Director
                          Jackie M. Ward