Form 10-Q
period 1999-09-26
SCI SYSTEMS INC
filed 1999-11-10
CIK 87744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 -----------------------------------------------

                                    FORM 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 26, 1999
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to ______________

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

                                 (256) 882-4800
              (Registrant's telephone number, including area code)
                 ----------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                    Common Stock, $.10 par value - 72,095,071
                         Outstanding at November 1, 1999

                         PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
                                SCI Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                             September 26,           June 30,
                                                 1999                  1999
(In thousands of dollars)                     (Unaudited)               (*)
--------------------------------------------------------------------------------

Assets

Current Assets
Cash and cash equivalents                      $ 146,504             $ 216,085
Accounts receivable                              599,169               821,925
Inventories                                      957,944               719,008
Refundable and deferred federal and
 foreign income taxes                             12,379                12,522
Other current assets                              59,678                62,159
                                             -----------------------------------
                      Total Current Assets     1,775,674             1,831,699




Property, Plant, and Equipment
(Less accumulated depreciation and
 amortization of $516,314 at
 September 26, 1999, and
 $492,098 at June 30, 1999)                      484,877               447,985

Goodwill
(Less accumulated amortization of
 $7,590 at September 26, 1999, and
 $5,444 at June 30, 1999)                        189,328                21,033


Other Noncurrent Assets                           35,016                21,943
                                             -----------------------------------




                              Total Assets    $2,484,895            $2,322,660
                                             ===================================


* Derived from audited financial statements, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


See notes to condensed consolidated financial statements.

                                SCI Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                             September 26,           June 30,
                                                 1999                  1999
(In thousands of dollars except share data)   (Unaudited)               (*)
--------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses          $ 973,365              $874,709
Accrued payroll and related expenses              53,398                44,142
Federal, foreign and state income taxes           45,504                36,117
Current maturities of long-term debt               1,862                   341
                                             -----------------------------------
                 Total Current Liabilities     1,074,129               955,309

Deferred Income Taxes                             36,225                34,587

Noncurrent Employee Benefits                      30,400                27,094


Long-term Debt - Note D
Industrial revenue bonds                          19,846                21,119
Long-term notes                                  119,153               119,734
                                             -----------------------------------
                      Total Long-term Debt       138,999               140,853


Shareholders' Equity
Preferred stock, 500,000 shares authorized
 but unissued                                        -0-                   -0-
Common stock, $.10 par value: authorized
 200,000,000; issued 29,746,395
 72,154,437 shares at September 26, 1999,
 and 72,138,237 shares at June 30, 1999            7,215                 7,214
Capital in excess of par value                   469,916               469,393
Retained earnings                                744,477               703,796
Currency translation adjustment                  (12,535)              (11,288)
Shares held in Rabbi trusts, at cost,
 119,152 shares at September 26, 1999,
 and 136,296 at June 30, 1999                     (3,590)               (3,957)
Treasury stock of 59,366 shares, at cost            (341)                 (341)
                                             -----------------------------------
                Total Shareholders' Equity     1,205,142             1,164,817
                                             -----------------------------------

Total Liabilities and Shareholders' Equity    $2,484,895            $2,322,660
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

                                SCI Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                       Quarter Ended:
                                             September 26,         September 27,
(In thousands of dollars except share data)      1999                  1998
--------------------------------------------------------------------------------

Net sales                                     $1,664,006           $ 1,569,577
Costs and expenses                             1,598,313             1,516,514
Goodwill and contract intangibles
 amortization expense                              2,978                   363
                                             -----------------------------------
                          Operating Income        62,715                52,700

Other income (expense):
 Interest expense (net of interest
  income of $1,912 in fiscal year 1999
  and $1,886 in fiscal year 1998)                 (1,994)               (5,143)
 Other, net                                           (3)                   14

                                             -----------------------------------
                Income before Income Taxes        60,718                47,571

Income taxes - Note B                             20,037                17,601
                                             -----------------------------------

                                Net Income      $ 40,681              $ 29,970
                                             ===================================

Earnings per share - Note C:
  Basic                                             $.57                  $.50
  Diluted                                           $.56                  $.45


Weighted average number of shares used in computation:
  Basic                                       71,970,272            60,056,089
  Diluted                                     72,973,278            72,601,425



See notes to condensed consolidated financial statements.

                                SCI Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)
                                                            Quarter Ended:
                                                     September 26, September 27,
(In thousands of dollars)                                1999          1998
--------------------------------------------------------------------------------

Operating Activities
Net income                                              $ 40,681      $ 29,970
Adjustments to reconcile net income to net cash
   provided by operations:
   Depreciation and amortization                          30,711        28,430
   Changes in current assets and liabilities:
     Accounts receivable                                 223,199       (40,384)
     Inventories                                        (239,203)       (3,914)
     Other current assets                                  2,714        (2,879)
     Accounts payable and accrued expenses               107,373        51,952
     Income taxes                                          9,809         6,541
   Other non cash items - net                              1,749            (8)
                                                     ---------------------------
           Net Cash Provided by Operating Activities     177,033        69,708
                                                     ---------------------------

Investing Activities
 Purchase of property, plant, and equipment              (65,068)      (24,237)
 Acquisition costs in excess of underlying
  asset values                                          (170,441)          -0-
 Other                                                   (12,004)           65
                                                     ---------------------------
              Net Cash Used for Investing Activities    (247,513)      (24,172)
                                                     ---------------------------

Financing Activities
 Payments on long-term debt                              (59,101)      (20,976)
 Proceeds from long-term debt                             58,747           -0-
 Issuance of common stock                                    525           194
                                                     ---------------------------
Net Cash Provided by (Used for) Financing Activities         171       (20,782)
                                                     ---------------------------
Effect of exchange rate changes on cash                      728           -0-
                                                     ---------------------------
Net increase (decrease) in cash and cash equivalents     (69,581)       24,754
Cash and cash equivalents at beginning of period         216,085       184,346
                                                     ---------------------------

          Cash and Cash Equivalents at End of Period    $146,504      $209,100
                                                     ===========================

Cash equivalents consist of short-term deposits and liquid marketable securities which are stated at cost that approximates market value.


See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
September 26, 1999
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions. The financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Independent auditors have not examined the statements (and all other information in this report), but in the opinion of the Company all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the period, have been made. The results of operations for the period ended September 26, 1999, are not necessarily indicative of the results of operations for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 1999.

Note B - Income Taxes

U.S. income taxes in excess of estimated foreign income tax credits have not been provided on certain undistributed earnings of foreign subsidiaries aggregating  $78 million at  September  26,  1999,  which are  considered  to be permanently invested. Otherwise, approximately $17 million of cumulative deferred income taxes (net of related estimated foreign income tax credits) would have been provided. The estimated income tax provision for fiscal 2000 differs from the U.S. statutory income tax rate due to state income taxes offset by lower taxed foreign earnings considered permanently invested.

Note C - Earnings per Share

Basic earnings per share are computed by dividing reported net income for the period by the weighted average number of common stock outstanding during the period. A reconciliation of the net income and weighted average number of shares used for the diluted earnings per share computations follows:


                                                            Quarter Ended:
                                                         --------------------
(In thousands of dollars,                            September 26, September 27,
  except share data )                                    1999          1998
                                                     ---------------------------

Net income                                               $40,681       $29,970
Add back after-tax interest expense for
 convertible subordinated notes                              -0-         2,371
                                                         -------       -------
                                 Adjusted net income     $40,681       $32,341
                                                         =======       =======
Weighted average number of shares outstanding
 during period                                        71,970,272    60,056,089
Applicable number of shares for stock options
 outstanding for period                                1,003,006       750,464
Number of shares if outstanding convertible
 subordinated notes were converted                           -0-    11,794,872
 (substantially converted in May 1999)                ----------    ----------

                   Weighted average number of shares  72,973,278    72,601,425
                                                      ==========    ==========
Diluted earnings per share                                  $.56          $.45
                                                            ====          ====


Note D - Changes in Amount Outstanding of Securities or Indebtedness

Total unused credit amounts available to the Company at September 26, 1999, including those available under an asset securitization agreement, approximated $495 million. At September 26, 1999, the Company has sold $190 million of accounts receivable under its asset securitization agreement. The approximate annualized effective interest rate paid on the amount sold at September 26, 1999, was 5.8%.


Note E - Comprehensive Income

Comprehensive income consists of the following:

                                                            Quarter Ended:
                                                     September 26, September 27,
      (In thousands of dollars)                          1999          1998
      --------------------------------------------------------------------------

      Net income                                         $40,681       $29,970
                                                     ---------------------------

      Currency translation adjustment loss                (1,247)           (1)
      Income tax benefit                                     412            -0-
                                                     ---------------------------
      Other comprehensive (loss) income                     (835)           (1)
                                                     ---------------------------

                        Comprehensive income             $39,846       $29,969
                                                     ===========================



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

From time to time the Company may publish or express forward-looking statements, including those herein, relating to such matters as anticipated financial performance, business prospects and outlook, plant expansions, foreign sales and currency risks, technological developments, price competition, operating margins, liquidity, and similar matters. Such statements generally contain the words "may," "believes," "anticipates," "estimates," "expects," and words of similar import. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In compliance with such safe harbor terms, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from past performance or from anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may cause actual results to differ materially include component availability and pricing, management of growth, customer concentration, customer order flow, competition, technological change, trends in selling prices for the Company's customers' products, foreign currency fluctuations, projected capital expenditures, year 2000 readiness, qualitative market risk disclosures, and other similar statements and risks described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

Results of Operations

Sales for the first quarter were $1.66 billion compared with $1.57 billion in the same period a year earlier (a 6% increase). Net income was $40.7 million in the quarter compared with $30.0 million in the same quarter of fiscal 1999, an increase of 35.7%. Basic and diluted earnings per share for the quarter were $.57 and $.56, respectively, compared with $.50 and $.45 per share a year earlier, an increase of 24.4% on diluted earnings per share.

Substantial growth occurred in the Company's foreign operations which now represent approximately 44% of total sales compared with approximately 42% for all of fiscal 1999. Foreign operation sales are expected to continue to grow faster than domestic sales. Lower average selling prices were offset by volume increase and sales generated by the Company's acquisitions subsequent to last fiscal year's first quarter. Finished product sales continue to approximate 50% of the Company sales.

Operating margins improved to 3.77% in fiscal 2000's first quarter from 3.36% a year earlier. This increase resulted largely from increased sales volumes, especially in operations that were in a startup phase in fiscal 1999. Such operations are quickly coming up to existing full production capacity. Production capacity is being increased at several locations coming out of their startup phase, especially those in Mexico. Mexico represents the fastest growing geographic area for the Company. Its low production costs and geographic proximity to U.S. markets, make it extremely attractive to the Company's customers. Several major programs previously produced at the Company's domestic facilities have been transferred to the Mexican plants. Operating results for the Company's Brazilian plant improved significantly during the first quarter.

Planned fiscal 2000 production capacity expansions should not adversely impact operating margins as much as startup operations did in fiscal 1999. Fiscal 2000 planned expansions represent capacity increases to existing facilities that are currently at or near full production levels. Fiscal 2000 first quarter's operating margin was partially impacted by the slowing effects of the summer season.

The Company believes comparative quarterly growth rates are accelerating, supported by strong new business bookings. Growth is occurring in a broad range of industry areas as the Company continues its focus on broadening and balancing its product and industry activities on a global basis. Long lead times and shortages are currently being experienced on certain components. While the Company believes sufficient component purchase contracts exist to enable it to meet its planned sales for the next several quarters, any potential upswing could be impacted by these component market conditions. Besides the potential impact on component deliveries of the recent earthquake in Taiwan, component deliveries may be impacted by suppliers' and internal system difficulties relating to Year 2000 readiness upgrades.

The conversion of Convertible Subordinated Notes in May 1999 largely generated the net interest expense decline to 0.12% of sales for the first quarter of fiscal 2000 from 0.33% in fiscal 1999's first quarter. (Reduced interest expense resulting from the conversion did not increase diluted earnings per share. Interest of the Convertible Subordinated Notes is added back for purposes of computing diluted earnings per share.)

The estimated effective income tax rate differs from the U.S. statutory rate primarily due to the effects of state income taxes, offset by lower taxed foreign earnings considered permanently invested. Increased lower taxed foreign earnings account for the reduced estimated effective income tax rate in fiscal 2000.

First quarter net income increased to 2.44% compared with 1.91% a year earlier as a result of the aforementioned items.

Capital Resources and Liquidity

Working capital declined to $702 million at September 26, 1999, from $876 million at June 30, 1999, mainly due to the $190 million sale of accounts receivable. Current ratio also declined to 1.7 from the 1.9 at June 30, 1999, primarily for the same reason. Inventories increased at September 26, 1999, from June 30, 1999, in support of greater sales for the coming quarter. Accounts payable and accrued expenses also increased accordingly. The increase in Goodwill primarily relates to the acquisition of Nortel Networks' Brockville, Ontario, Canada, plant and certain other manufacturing assets in August 1999.

Available liquidity at September 26, 1999, was $642 million, which consisted of $495 million in unused credit facilities and $147 million in cash and cash equivalents. The Company expects to use a substantial portion of its currently available credit facility for anticipated acquisitions and internal growth. With shareholders' equity now approximating $1.2 billion, additional financing is believed to be available to the Company as needed. Accordingly, the Company believes it can adequately fund its expected growth in the intermediate term.

Capital expenditures could exceed $500 million in fiscal 2000 under existing plans. Changes in market conditions and acquisition opportunities can impact actual capital expenditures substantially. The August 30, 1999, acquisition of Nortel Networks' Brockville plant and manufacturing assets was funded with existing liquidity. The pending acquisition of TAG Manufacturing will also be funded from existing liquidity when completed. The Company has an ongoing program of actively investigating business opportunities generated by other companies' divestitures.

Year 2000 Readiness

The Year 2000 compliance issue refers to a condition in computer software where a two-digit field rather than a four-digit field is used to distinguish a calendar year. Unless corrected, some computer programs may not function on January 1, 2000 (and thereafter until corrected), as they will be unable to distinguish the correct date. Such an uncorrected condition could significantly impact the Company, possibly resulting in disruption to its operations, and possibly subjecting it to legal liabilities.

The Company has updated much of its existing software for Year 2000 compliance by acquiring new or upgraded third party software packages, and by modifying existing internally developed software. The Company has tested all significant software for Year 2000 readiness and believes all such software is now compliant and is currently using such software. The Company believes it has sufficiently reduced mechanical equipment microcontroller Year 2000 exposure through substantial compliant equipment additions or replacements.

The possibility exists, however, that the Company may fail to correct an internal Year 2000 issue in its software or manufacturing equipment. The Company believes this possibility would not significantly impact its operations, as it should be able to effectively conduct its business using Year 2000 compliant software and equipment currently installed.

The Company has been advised by its major customers and vendors that they are substantially Year 2000 ready and do not expect any material related disruption.

The major exposure to the Company with Year 2000 readiness is believed to be the status of utility providers, especially in foreign countries. Not only could the Company's production be disrupted if one of its utility providers fails to be fully Year 2000 ready, but also indirectly if a parts supplier's utility provider is not Year 2000 ready. A prolonged utility outage could significantly adversely affect the Company until production is shifted to other facilities or to suppliers not impacted by utility outages.

To date, Year 2000 readiness cost to the Company has been approximately $7 million (including upgrades to existing systems).



Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Short-term interest rate changes can impact the Company's interest expense on its variable interest rate debt, as well as the discount (reflected as interest expense) on its accounts receivable sold under an asset securitization agreement. Outstanding variable interest rate debt and accounts receivable sold aggregated $213 million at September 26, 1999. A one percentage point change in short-term interest rates would currently have a minor impact on the Company (estimated to result in an approximate $500,000 increase in quarterly interest expense). In the future, the Company expects changing interest rates to have a greater impact. Increased use of the asset securitization agreement and borrowings is expected to finance anticipated growth.

The Company predominantly conducts its foreign sales and purchase transactions in U.S. dollars or under customer contract provisions that protect against most major currency risks. The largest currency risk at September 26, 1999, was that associated with Brazilian operations. Unlike most other foreign operations of SCI, this plant is directly subjected to the effects of currency devaluation on certain customers' contracts until forward pricing is adjusted accordingly (normally monthly). During fiscal 1999 the Brazilian currency experienced severe devaluations. This devaluation adversely impacted the results of the Brazilian operation. At September 26, 1999, the Company had approximately $18 million of net current assets and $19 million of long-term intercompany advances subject to this currency exposure. Approximately $15 million of inventory is subject to repricing arrangements for currency fluctuations. The Company considers the Brazilian economic outlook, while improving, too uncertain to predict.


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
    (1) Exhibit 27 - Financial Data Schedule for September 26, 1999.

(b) Reports
      The Company filed one report on Form 8-K during the period of July 1, 1999, to September 26, 1999. The report was filed on September 10, 1999, and dealt with the acquisition of a wholly-owned subsidiary and certain other assets from Nortel Networks Corporation together with entering into a multiyear manufacturing agreement during August 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SCI Systems, Inc.
                                            (Registrant)

                                          SCI SYSTEMS, INC.
Date: November 9, 1999                    By: /s/ James E. Moylan, Jr.
      -------- -- ----                        --- ----- -- ------- ---
                                                  James E. Moylan, Jr.
                                                  Senior Vice President
                                                  and Chief Financial Officer
                                                  (Principal Financial Officer)


Date: November 9, 1999                    By: /s/ John M. Noll
      -------- -- ----                        --- ---- -- ----
                                                  John M. Noll
                                                  Assistant Vice President,
                                                  Corporate Controller
                                                  (Principal Accounting Officer)