Form 10-Q
period 1999-12-26
SCI SYSTEMS INC
filed 2000-02-09
CIK 87744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 -----------------------------------------------

                                    FORM 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 26, 1999
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                   Common Stock, $.10 par value - 144,744,274
                         Outstanding at January 17, 2000

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
                                SCI Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                               December 26,          June 30,
                                                   1999                1999
(In thousands of dollars)                      (Unaudited)              (*)
--------------------------------------------------------------------------------

Assets

Current Assets
Cash and cash equivalents                      $  162,095           $  216,085
Accounts receivable                               655,093              821,925
Inventories                                     1,126,372              719,008
Refundable and deferred federal and
 foreign income taxes                              12,382               12,522
Other current assets                               75,105               62,159
                                          --------------------------------------
                      Total Current Assets      2,031,047            1,831,699





Property, Plant, and Equipment
(Less accumulated depreciation and
 amortization of $532,458 at
 December 26, 1999, and $492,098
 at June 30, 1999)                                535,102              447,985
Goodwill
(Less accumulated amortization of
 $12,567 at  December 26, 1999,
 and $5,444 at June 30, 1999)                     317,770               21,033



Other Noncurrent Assets                            43,282               21,943
                                          --------------------------------------






                              Total Assets     $2,927,201           $2,322,660
                                          ======================================

* Derived from audited financial statements, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                                SCI Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                               December 26,          June 30,
                                                   1999                1999
(In thousands of dollars except share data)    (Unaudited)              (*)
--------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses          $1,127,101           $  874,709
Accrued payroll and related expenses               49,588               44,142
Federal, foreign and state income taxes            23,500               36,117
Current maturities of long-term debt                1,866                  341
                                          --------------------------------------
                 Total Current Liabilities      1,202,055              955,309


Deferred Income Taxes                              38,612               34,587

Noncurrent Employee Benefits                       38,632               27,094


Long-term Debt - Note E
Industrial revenue bonds                           19,854               21,119
Long-term notes                                   367,986              119,734
                                          --------------------------------------
                      Total Long-term Debt        387,840              140,853


Shareholders' Equity
Preferred stock, 500,000 shares authorized
 but unissued                                         -0-                  -0-
Common stock, $.10 par value: authorized
 200,000,000; issued 29,746,395
 144,714,274 shares at December 26, 1999,
 and 144,276,474 shares at June 30, 1999           14,471               14,428
Capital in excess of par value                    469,772              462,179
Retained earnings                                 793,802              703,796
Currency translation adjustment                   (13,350)             (11,288)
Shares held in Rabbi trusts, at cost,
 264,148 shares at December 26, 1999,
 and 272,592 at June 30, 1999                      (4,292)              (3,957)
Treasury stock of 118,732 shares, at cost            (341)                (341)
                                          --------------------------------------
                Total Shareholders' Equity      1,260,062            1,164,817
                                          --------------------------------------

Total Liabilities and Shareholders' Equity     $2,927,201           $2,322,660
                                          ======================================

* Derived from audited financial statements, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                                SCI Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                        Quarter Ended:
                                               December 26,         December 27,
(In thousands of dollars except share data)        1999                 1998
--------------------------------------------------------------------------------
Net sales                                      $2,155,367           $1,735,930
Costs and expenses                              2,069,844            1,678,438
Goodwill and contract intangibles
 amortization expense                               5,808                  552
                                          --------------------------------------
                          Operating Income         79,715               56,940

Other income (expense):
 Interest expense (net of interest
  income of $1,278 in fiscal year 2000
  and $1,655 fiscal year 1999)                     (6,337)              (4,884)
 Other, net                                           242                 (220)
                                          --------------------------------------
                Income Before Income Taxes         73,620               51,836

Income taxes - Note C                              24,295               19,179
                                          --------------------------------------

                                Net Income       $ 49,325             $ 32,657
                                          ======================================

Earnings per share - Note F:
  Basic                                              $.34                 $.27
  Diluted                                            $.34                 $.24

Weighted average number of shares used in computation:
  Basic                                       144,031,126          120,047,554
  Diluted                                     146,444,864          145,257,622


See notes to condensed consolidated financial statements.

                                SCI Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                       Six Months Ended:
                                               December 26,         December 27,
(In thousands of dollars except share data)        1999                 1998
--------------------------------------------------------------------------------

Net sales                                      $3,819,373           $3,305,507
Costs and expenses                              3,668,157            3,194,952
Goodwill and contract intangibles
 amortization expense                               8,786                  915
                                          --------------------------------------
                          Operating Income        142,430              109,640


Other income (expense):
 Interest expense (net of interest
  income of $3,190 in fiscal year 2000
  and $3,542 in fiscal year 1999)                  (8,331)             (10,027)
 Other, net                                           238                 (206)
                                          --------------------------------------
                Income Before Income Taxes        134,337               99,407

Income taxes - Note C                              44,331               36,781
                                          --------------------------------------

                                Net Income       $ 90,006             $ 62,626
                                          ======================================

Earnings per share - Note F:
  Basic                                              $.63                 $.52
  Diluted                                            $.62                 $.46

Weighted average number of shares used in computation:
  Basic                                       143,986,726          119,946,964
  Diluted                                     146,196,601          145,086,690


See notes to condensed consolidated financial statements.

                                SCI Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  Six Months Ended:
                                                           December 26,         December 27,
(In thousands of dollars)                                      1999                 1998
--------------------------------------------------------------------------------------------

Operating Activities
Net income                                                   $ 90,006             $ 62,626
Adjustments to reconcile net income to net cash
   provided by operations:
   Depreciation and amortization                               66,380               56,128
   Changes in current assets and liabilities:
     Accounts receivable                                      166,199             (108,594)
     Inventories                                             (409,457)             (69,227)
     Other current assets                                     (12,945)             (23,460)
     Accounts payable and accrued expenses                    259,907              175,957
     Income taxes                                              (7,583)             (10,542)
   Other non cash items - net                                   5,039                 (522)
                                                    ----------------------------------------
           Net Cash Provided by Operating Activities          157,546               82,366
                                                    ----------------------------------------

Investing Activities
 Purchase of property, plant, and equipment                  (153,639)             (56,576)
 Acquisition costs in excess of underlying
  asset values                                               (303,860)                 -0-
 Other                                                         (4,810)              (3,604)
                                                    ----------------------------------------
              Net Cash Used for Investing Activities         (462,309)             (60,180)
                                                    ----------------------------------------

Financing Activities
 Net increase in commercial paper and
  other short-term notes                                      148,289                  -0-
 Payments on long-term debt                                  (300,164)             (20,620)
 Proceeds from long-term debt                                 400,689                2,344
 Issuance of common stock                                       2,743                2,796
                                                    ----------------------------------------
Net Cash Provided by (Used for) Financing Activities          251,557              (15,480)
                                                    ----------------------------------------
Effect of exchange rate changes on cash                          (784)                 569
                                                    ----------------------------------------
Net increase (decrease) in cash and cash equivalents          (53,990)               7,275
Cash and cash equivalents at beginning of period              216,085              184,346
                                                    ----------------------------------------

          Cash and Cash Equivalents at End of Period        $ 162,095            $ 191,621
                                                    ========================================


Cash equivalents consist of short-term deposits and liquid marketable securities which are stated at cost that approximates market value.

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
December 26, 1999
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany accounts and transactions. The financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Independent auditors have not examined the statements (and all other information in this report), but in the opinion of the Company all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the period, have been made. The results of operations for the period ended December 26, 1999, are not necessarily indicative of the results of operations for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

Note B - Stock Split in the Form of a Stock Dividend

Subsequent to December 26, 1999, the Company's Board of Directors declared a two-for-one stock split in the form of a stock dividend to shareholders of record on February 4, 2000, payable February 18, 2000. The number of shares outstanding, and that held in treasury and in rabbi trusts, together with all earnings per share data presented in the accompanying financial statements have been restated for all periods presented to give effect to this stock split.

Note C - Income Taxes

U.S. income taxes in excess of estimated foreign income tax credits have not been provided on certain undistributed earnings of foreign subsidiaries aggregating $83 million at December 26, 1999, which are considered to be permanently invested. Otherwise, approximately $20 million of cumulative deferred income taxes (net of related estimated foreign income tax credits) would have been provided. The estimated income tax provision for fiscal 2000 differs from the U.S. statutory income tax rate due to state income taxes offset by lower taxed foreign earnings considered permanently invested.

Note D - Acquisitions

In August 1999, the Company acquired Nortel Network's Brockville, Ontario, Canada, plant and certain other manufacturing assets, and entered into a multiyear manufacturing agreement. This Plant supplies optical network subassemblies to Nortel. In December 1999, the Company purchased the manufacturing assets of TAG Manufacturing, Inc. of San Jose, California. TAG makes fabricated sheet metal products and assemblies (which are generally referred to as enclosures) for Original Equipment Manufacturers (OEMs) and Electronic Manufacturing Services (EMS) providers supporting the computing, networking, communications and medical electronic equipment industries. These acquisitions are accounted for under the purchase method of accounting and their current and past operations are not considered significant to the Company's operations; accordingly, no pro forma information is presented. The excess of the purchase price over the acquired underlying tangible assets for these two acquisitions is being amortized primarily over 15 years, since they represent substantial market and product expansions. Considerable future growth is expected from these two acquisitions. The Company intends to expand TAG's enclosure operation into other geographic areas.

Subsequent to December 26, 1999, the Company purchased ECI Telecom's Shemer Manufacturing Plant located in Petah Tikva, Israel and entered into a multiyear supply agreement. This plant provides printed circuit board assemblies to ECI for use in their telecommunications products.

Note E - Changes in Amount Outstanding of Securities or Indebtedness

Total unused credit facilities available to the Company at December 26, 1999, approximated $185 million. At December 26, 1999, the Company had sold $250 million of accounts receivable under its asset securitization agreement. Additionally, $148 million of commercial paper was outstanding at December 26, 1999, and $100 million under the revolving credit line.

Note F - Earnings per Share

Basic earnings per share are computed by dividing reported net income for the period by the weighted average number of shares of common stock outstanding during the period. A reconciliation of the net income and weighted average number of shares used for the diluted earnings per share computations, after adjustment for the announced stock split, follows:

                                                              Quarter Ended:                    Six Months Ended:
                                                      -------------------------------------------------------------------
(In thousands of dollars,                             December 26,       December 27,     December 26,     December 27,
   except share data )
                                                          1999               1998             1999             1998
                                                      -------------------------------------------------------------------

Net income                                                  $49,325           $32,657           $90,006          $62,626
Add back after-tax interest expense for
 convertible subordinated notes                                 -0-             2,371               -0-            4,741
                                                            -------           -------           -------          -------
                               Adjusted net income          $49,325           $35,028           $90,006          $67,367
                                                            =======           =======           =======          =======
Weighted average number of shares
 outstanding during period                              144,031,126       120,047,554       143,986,726      119,946,964
Applicable number of shares for
 stock options outstanding for period                     2,413,738         1,620,324         2,209,875        1,549,982
Number of shares if outstanding convertible
subordinated notes were converted                               -0-        23,589,744               -0-       23,589,744
                                                      -------------      ------------     -------------    -------------
                 Weighted average number of shares      146,444,864       145,257,622       146,196,601      145,086,690
                                                      =============      ============     =============    =============

Diluted earnings per share                                     $.34              $.24              $.62             $.46
                                                               ====              ====              ====             ====


Note G - Comprehensive Income Comprehensive income consists of the following:

                                                              Quarter Ended:                    Six Months Ended:
                                                      -------------------------------------------------------------------
                                                      December 26,       December 28,     December 26,     December 28,
     (In thousands of dollars)                            1999               1998             1999             1998
     --------------------------------------------------------------------------------------------------------------------

     Net income                                             $49,325           $32,657           $90,006          $62,626

     Currency translation adjustment loss                      (815)             (506)           (2,062)            (507)
                                                      -------------------------------------------------------------------

                              Comprehensive income          $48,510           $32,151           $87,944          $62,119
                                                      ===================================================================

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

From time to time the Company may publish or express forward-looking statements, including those herein, relating to such matters as anticipated financial performance, business prospects and outlook, plant expansions, foreign sales and currency risks, technological developments, price competition, operating margins, liquidity, and similar matters. Such statements generally contain the words "may", "believes", "anticipates", "estimates", "expects", and words of similar import. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In compliance with such safe harbor terms, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from past performance or from anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may cause actual results to differ materially include component availability and pricing, management of growth, customer concentration, customer order flow, competition, technological change, trends in selling prices for the Company's customers' products, foreign currency fluctuations, projected capital expenditures, qualitative market risk disclosures, and other similar statements and risks described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

Results of Operations

Sales for the second quarter were $2.155 billion compared with $1.736 billion in the same period a year earlier. Net income was $49.3 million in the quarter compared with $32.7 million in the same quarter of fiscal 1999, a 51% increase. After giving effect to the announced stock split, basic and diluted earnings per share for the quarter were $.34 each, compared with $.27 and $.24 per share, respectively, for the year earlier period, an increase of 42% on diluted earnings per share. Diluted earnings per share excluding the after-tax effect of Goodwill amortization, referred to as "Cash EPS", were $.36 per share compared with $.24 a year earlier. Favorable new business development results, strategic global capacity expansions, and successful integration of the recent Nortel acquisition contributed to the record quarterly results.

Sales for the first six months were $3.819 billion compared with $3.306 billion in last fiscal year's first six months. Net income was $90.0 million for this period compared with $62.6 million in fiscal 1999's first six months, a 44% increase. Basic and diluted earnings per share for the first six months, after giving effect to the announced stock split, were $.63 and $.62 per share, respectively, compared with $.52 and $.46 per share a year earlier. Diluted earnings per share excluding the after-tax effect of Goodwill amortization, or "Cash EPS", were $.66 per share compared with $.47 a year earlier.

Substantial growth is occurring in the Company's foreign operations which now represent approximately 49% of total sales for the first six months of fiscal 2000 compared to approximately 42% for all of fiscal 1999. Foreign operation sales are expected to continue to grow faster than domestic sales, especially in Mexico, Canada and Central Europe. Lower average selling prices were offset by a substantial volume increase and sales generated by the Company's recent acquisitions. Finished product sales continue to approximate 50% of the Company sales.

Operating margins improved to 3.70% in fiscal 2000's second quarter from 3.28% for the same period a year earlier. For the first six months, operating margins increased to 3.73% from 3.32% in fiscal 1999's first six months. These increases resulted largely from increased sales volumes, especially in operations that were in a startup phase in fiscal 1999, which improved factory cost absorption. Such operations are quickly coming up to existing full production capacity. Production capacity is being increased at several locations coming out of their startup phase, especially those in Mexico. Mexico represents the fastest growing geographic area for the Company. Its low production costs and geographic proximity to U.S. markets makes it extremely attractive to the Company's customers. Several major programs previously executed at the Company's domestic facilities have been transferred to the Mexican plants. Improved operating results in the Company's Brazilian plant contributed to the improved operating margin. Goodwill and contract intangible amortization increased to $5.8 million in the second quarter or .3% of sales, compared to $.6 million in fiscal 1999's second quarter. For fiscal 2000's first six months, such costs amounted to $8.8 million (.2% of sales) compared with $.9 million for the first six months last fiscal year. Quarterly operating margins declined sequentially because of a higher proportion of PC box build sales to total sales, and because of increased amortization expense associated with intangibles. Depreciation and amortization expense amounted to $36 million (1.7% of sales) in the second quarter compared with $31 million (1.8% of sales) in the first quarter. Fiscal 1999's second quarter depreciation and amortization expense was $28 million (1.6% of sales). For the first six months, depreciation and amortization expense was $66 million in fiscal 2000 (1.7% of sales), and $56 million in fiscal 1999 (1.7% of sales).

Planned fiscal 2000 production capacity expansions should not adversely impact operating margins as much as startup operations did in fiscal 1999. Fiscal 2000 planned expansions represent capacity increases to existing facilities that are currently at or near full production levels.

Comparative quarterly growth rates have accelerated, supported by strong new business bookings. Growth is occurring in a broad range of industry areas as the Company continues its focus on broadening and balancing its product and industry activities on a global basis. Long lead times and shortages are currently being experienced on certain components. While the Company believes sufficient component purchase contracts exist to enable it to meet its planned sales for the next several quarters, any potential upswing could be impacted by these component market conditions.

Net interest expense for fiscal 2000's second quarter represented .3% of sales, the same ratio as in fiscal 1999's second quarter. The conversion of Convertible Subordinated Notes in May 1999 largely generated the net interest expense decline to 0.2% of sales for the first six months of fiscal 2000 from 0.3% in the same period for fiscal 1999. Net interest expense amount is expected to increase in coming quarters as additional funds are borrowed to finance anticipated growth. The Company expects to be able to maintain the same or near the same net interest expense to sales ratio as it has in the past.

The estimated effective income tax rate differs from the U.S. statutory rate primarily due to the effects of state income taxes, offset by lower taxes on foreign earnings considered permanently invested. Increased lower taxed foreign earnings account for the reduced estimated effective income tax rate in fiscal 2000.

Second quarter net income increased to 2.3% of sales in fiscal 2000 compared with 1.9% in fiscal 1999, and to 2.4% of sales for the first six months of fiscal 2000 compared with 1.9% in fiscal 1999, as a result of the aforementioned items.

Capital Resources and Liquidity

Working capital declined marginally to $829 million at December 26, 1999, from $876 million at June 30, 1999. Current ratio also declined marginally to 1.7 from 1.9 at June 30, 1999. Inventories and property, plant, and equipment balances increased at December 26, 1999, from June 30, 1999, in support of greater sales volume. Quarterly days of sales in inventory declined to 47.6 days at December 26, 1999, from 50.7 days at September 26, 1999. December 26, 1999's quarterly days of sales in property, plant, and equipment remained fairly consistent with June 30, 1999's (22.6 days at December 26, 1999, compared with
23.4 days at June 30, 1999). The increase in Goodwill relates to the acquisition of Nortel Networks' Brockville, Ontario, Canada, plant and certain other manufacturing assets in August 1999, and the acquisition of the manufacturing operations of TAG Manufacturing in December 1999. The substantial growth the Company experienced in the second quarter necessitated the $247 million increase in long-term debt from June 30, 1999's balance.

Available liquidity at December 26, 1999, was $347 million, which consisted of $185 million in unused credit facilities and $162 million in cash and cash equivalents. The Company has filed with the Securities and Exchange Commission
(SEC) an $800 million Shelf Registration Statement which became effective February 8, 2000. The Company intends to obtain funds under this Registration Statement in the near term for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. In addition, a portion of any proceeds may be used to fund the acquisition of businesses, products and technologies. The Company believes it can adequately fund its expected growth in the intermediate term.

Capital expenditures (including acquisition intangibles) could exceed $600 million in fiscal 2000 under existing plans. Changes in market conditions and acquisition opportunities can impact actual capital expenditures substantially. The current acquisitions, including those made subsequently to December 26, 1999, have been funded using existing liquidity. The Company has an ongoing program of actively investigating business opportunities generated by other companies' divestitures.

Year 2000 Readiness

To date, no computer systems or manufacturing equipment have experienced material difficulties from the transition to Year 2000.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Short-term interest rate changes can impact the Company's interest expense on its variable interest rate debt, as well as the discount (reflected as interest expense) on its accounts receivable sold under an asset securitization agreement. Outstanding variable interest rate debt and accounts receivable sold approximates $620 million at December 26, 1999. A one percentage point change in short-term interest rates would have a current impact of increasing interest expense by approximately $6 million on an annual basis. Interest rates are expected to increase in the near future. The Company expects changing interest rates to have a greater impact in the future as it expects to increase its outstanding borrowings to finance anticipated growth.

The Company predominantly conducts its foreign sales and purchase transactions in U.S. dollars or under customer contract provisions that protect against most major currency risks. The largest currency risk at December 26, 1999, was that associated with the Brazilian operations. Unlike most other foreign operations of SCI, this plant is directly subjected to the effects of currency devaluation on certain customers' contracts until forward pricing is adjusted accordingly (normally monthly). During fiscal 1999, the Brazilian currency experienced severe devaluations. This devaluation adversely impacted the fiscal 1999 results of the Brazilian operation. At December 26, 1999, the Company had approximately $30 million of net current assets and a similar amount in long-term intercompany advances subject to this currency exposure. Approximately $20 million of inventory is subject to repricing arrangements for currency fluctuations. The Company considers the Brazilian economic outlook, while improving, too uncertain to predict.

                           PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
At the Company's annual meeting of shareholders held on October 22, 1999, the following individuals were elected as Class II Directors:

                                                   Votes Against
                               Votes in Favor      and Withheld
                               --------------      -------------
A. Eugene Sapp, Jr.                66,642,853             94,201

G. Robert Tod                      66,640,447             96,607



The only other matter voted on at the meeting was:

                                                   Votes Against
                               Votes in Favor      and Withheld        Abstentions         Broker Nonvotes
                               --------------      -------------       -----------         ---------------
Selection of Ernst & Young
LLP as the Company's inde-
pendent auditors for the
fiscal year ending June 30, 2000   66,672,974             22,440            41,640          Not applicable


The above listed votes have not been restated for February 2000's two-for-one stock split in the form of a stock dividend.



Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
    (1) Exhibit 27 - Financial Data Schedule for December 26, 1999.

(b) Reports
      The Company filed no reports on Form 8-K during the period of September 27, 1999, to December 26, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SCI Systems, Inc.
                                          -----------------
                                          (Registrant)


                                          SCI SYSTEMS, INC.
Date: February 9, 2000                    By: /s/ James E. Moylan, Jr.
      -----------------                           ------------------------
                                                  James E. Moylan, Jr.
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

Date:  February 9, 2000                   By: /s/ John M. Noll
       -----------------                          ----------------
                                                  John M. Noll
                                                  Assistant Vice President,
                                                  Corporate Controller
                                                  (Principal Accounting Officer)