Form 10-Q
period 2000-03-26
SCI SYSTEMS INC
filed 2000-05-09
CIK 87744

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 -----------------------------------------------

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 26, 2000
                                       or

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

                   Common Stock, $.10 par value - 144,832,542
                          Outstanding at April 25, 2000

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                SCI Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                               March 26,             June 30,
                                                 2000                  1999
(In thousands of dollars)                     (Unaudited)               (*)
--------------------------------------------------------------------------------

Assets

Current Assets
Cash and cash equivalents                     $  158,905            $  216,085
Accounts receivable                              845,566               821,925
Inventories                                    1,242,376               719,008
Refundable and deferred federal and
 foreign income taxes                             14,639                12,522
Other current assets                              79,990                62,159
                                              ----------------------------------
                        Total Current Assets   2,341,476             1,831,699






Property, Plant, and Equipment
(Less accumulated depreciation and
 amortization of $567,047 at
 March 26, 2000, and $492,098
 at June 30, 1999)                               575,569               447,985

Goodwill
(Less accumulated amortization of
 $19,392 at March 26, 2000, and
 $5,444 at June 30, 1999)                        311,299                21,033


Other Noncurrent Assets                           55,942                21,943
                                              ----------------------------------





                                Total Assets  $3,284,286            $2,322,660
                                              ==================================


* Derived from audited financial statements, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                                SCI Systems, Inc.
                      Condensed Consolidated Balance Sheets


                                               March 26,             June 30,
                                                 2000                  1999
(In thousands of dollars except share data)   (Unaudited)              (*)
--------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses         $1,104,000              $874,709
Accrued payroll and related expenses              54,378                44,142
Federal, foreign and state income taxes           30,965                36,117
Current maturities of long-term debt               1,599                   341
                                              ----------------------------------
                   Total Current Liabilities   1,190,942               955,309


Other Non Current Liabilities                     82,073                61,681




Long-term Debt - Note E
Industrial revenue bonds                          19,762                21,119
Long-term notes                                  119,443               119,734
Convertible notes                                562,390                   -0-
                                              ----------------------------------
                        Total Long-term Debt     701,595               140,853


Shareholders' Equity

Preferred stock, 500,000 shares authorized
 but unissued                                        -0-                   -0-
Common stock, $.10 par value: authorized
 200,000,000; issued 144,855,874 shares
 at March 26, 2000, and 144,276,474
 shares at June 30, 1999                          14,486                14,428
Capital in excess of par value                   473,493               462,179
Retained earnings                                843,521               703,796
Currency translation adjustment                  (15,906)              (11,288)
Shares held in Rabbi trusts, at cost,
 259,404 shares at March 26, 2000,
 and 272,592 at June 30, 1999                     (5,577)               (3,957)
Treasury stock of 118,732 shares, at cost           (341)                 (341)
                                              ----------------------------------
                  Total Shareholders' Equity   1,309,676             1,164,817
                                              ----------------------------------

  Total Liabilities and Shareholders' Equity  $3,284,286            $2,322,660
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

                                SCI Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                       Quarter Ended:
                                               March 26,             March 28,
(In thousands of dollars except share data)      2000                  1999
--------------------------------------------------------------------------------

Net sales                                     $2,216,718            $1,603,024
Costs and expenses                             2,122,512             1,546,466
Goodwill and contract intangibles
 amortization expense                              7,657                   917
                                              ----------------------------------
                            Operating Income      86,549                55,641

Other income (expense):
 Interest expense (net of interest
 income of $1,524 in fiscal year 2000
 and $1,451 fiscal year 1999)                    (12,360)               (5,220)
 Other, net                                           18                  (199)
                                              ----------------------------------
                  Income Before Income Taxes      74,207                50,222

Income taxes - Note C                             24,488                17,834
                                              ----------------------------------

                                  Net Income    $ 49,719              $ 32,388
                                              ==================================

Earnings per share - Note F:

  Basic                                             $.34                  $.27
  Diluted                                           $.34                  $.24

Weighted average number of shares used in computation:

  Basic                                      144,144,255           120,344,484
  Diluted                                    148,366,428           145,539,060


See notes to condensed consolidated financial statements.

                                SCI Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                     Nine Months Ended:
                                               March 26,             March 28,
(In thousands of dollars except share data)      2000                  1999
--------------------------------------------------------------------------------

Net sales                                     $6,036,091            $4,908,531
Costs and expenses                             5,790,669             4,741,418
Goodwill and contract intangibles
 amortization expense                             16,443                 1,832
                                              ----------------------------------
                            Operating Income     228,979               165,281


Other income (expense):
 Interest expense (net of interest
  income of $4,714 in fiscal year 2000
  and $4,993 in fiscal year 1999)                (20,691)              (15,247)
 Other, net                                          257                  (405)
                                              ----------------------------------
                  Income Before Income Taxes     208,545               149,629

Income taxes - Note C                             68,820                54,615
                                              ----------------------------------

                                  Net Income  $  139,725            $   95,014
                                              ==================================

Earnings per share - Note F:

  Basic                                             $.97                  $.79
  Diluted                                           $.95                  $.70

Weighted average number of shares used in computation:

  Basic                                      144,053,906           120,078,648
  Diluted                                    146,879,801           145,236,656


See notes to condensed consolidated financial statements.

                               SCI Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                               Nine Months Ended:
                                                         March 26,             March 28,
(In thousands of dollars)                                  2000                  1999
------------------------------------------------------------------------------------------

Operating Activities
Net income                                               $ 139,725             $  95,014
Adjustments to reconcile net income to net cash
 (used for) provided by operations:
   Depreciation and amortization                           107,208                83,922
   Changes in current assets and liabilities:
     Accounts receivable                                   (26,044)              (76,292)
     Inventories                                          (527,950)              (65,220)
     Other current assets                                  (20,563)              (25,986)
     Accounts payable and accrued expenses                 242,596                87,688
     Income taxes                                            1,319                12,283
   Other non cash items - net                                4,992                (1,095)
                                                        ----------------------------------
    Net Cash (Used for) Provided by Operating Activities   (78,717)              110,314
                                                        ----------------------------------
Investing Activities
 Purchase of property, plant, and equipment               (229,898)              (81,778)
 Acquisition costs in excess of underlying
  asset values                                            (304,214)                  -0-
 Other                                                     (13,602)               (3,298)
                                                        ----------------------------------
                  Net Cash Used for Investing Activities  (547,714)              (85,076)
                                                        ----------------------------------
Financing Activities
 Payments on long-term debt                               (823,331)              (20,704)
 Proceeds from long-term debt                            1,386,228                   457
 Issuance of common stock                                    5,103                 4,112
                                                        ----------------------------------
    Net Cash Provided by (Used for) Financing Activities   568,000               (16,135)
                                                        ----------------------------------
Effect of exchange rate changes on cash                      1,251                  (318)
                                                        ----------------------------------
Net (decrease) increase in cash and cash equivalents       (57,180)                8,785
Cash and cash equivalents at beginning of period           216,085               184,346
                                                        ----------------------------------

              Cash and Cash Equivalents at End of Period $ 158,905             $ 193,131
                                                        ==================================

Cash equivalents consist of short-term deposits and liquid marketable securities which are stated at cost that approximates market value.

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
March 26, 2000
(Unaudited)

Note A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of significant intercompany accounts and transactions. The financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Independent auditors have not examined the statements (and all other information in this report), but in the opinion of the Company all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the period, have been made. The results of operations for the period ended March 26, 2000, are not necessarily indicative of the results of operations for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

Note B - Stock Split in the Form of a Stock Dividend
The Company paid a two-for-one stock split in the form of a stock dividend on February 18, 2000, to shareholders of record as of February 4, 2000. All number of shares and earnings per share amounts presented in the accompanying financial statements reflect this stock split.

Note C - Income Taxes
U.S. income taxes in excess of estimated foreign income tax credits have not been provided on certain undistributed earnings of foreign subsidiaries aggregating $109 million at March 26, 2000, which are considered to be permanently invested. Otherwise, approximately $24 million of cumulative deferred income taxes (net of related estimated foreign income tax credits) would have been provided. The estimated income tax provision for fiscal 2000 differs from the U.S. statutory income tax rate due to state income taxes offset by lower taxed foreign earnings considered permanently invested.

Note D - Acquisitions
In August 1999, the Company acquired Nortel Network's Brockville, Ontario, Canada, plant and certain other manufacturing assets, and entered into a multiyear manufacturing agreement. This Plant supplies optical, data and network subassemblies to Nortel. In December 1999, the Company purchased the manufacturing assets of TAG Manufacturing, Inc. of San Jose, California. TAG makes fabricated sheet metal products and assemblies (which are generally referred to as enclosures) for Original Equipment Manufacturers (OEMs) and Electronic Manufacturing Services (EMS) providers supporting the computing, networking, communications and medical electronic equipment industries. These acquisitions are accounted for under the purchase method of accounting and their current and past operations are not considered significant to the Company's operations; accordingly, no pro forma information is presented. The excess of the purchase price over the acquired underlying tangible assets for these two acquisitions is being amortized primarily over 15 years, since they represent substantial market and product expansions. Considerable future growth is expected from these two acquisitions. The Company intends to expand TAG's enclosure operation into other geographic areas.

In January 2000, the Company purchased ECI Telecom's Shemer Manufacturing Plant located in Petah Tikva, Israel, and entered into a multiyear supply agreement. This plant provides printed circuit board assemblies to ECI for use in their telecommunications products.

Note E - Changes in Amount Outstanding of Securities or Indebtedness
Total unused credit facilities available to the Company at March 26, 2000, approximated $563 million. At March 26, 2000, the Company had sold $142 million of accounts receivable under its asset securitization agreement. Additionally, no amounts were outstanding under the Company's commercial paper and bank credit lines.

In March 2000, the Company issued $575 million of 3% Convertible Subordinated Notes due March 15, 2007. Interest is payable semiannually in March and September. Such notes are convertible into the Company's common shares at $56.23 per share. The Company may redeem the Notes on or after March 20, 2003.

Note F - Earnings per Share
Basic earnings per share are computed by dividing reported net income for the period by the weighted average number of shares of common stock outstanding during the period. A reconciliation of the net income and weighted average number of shares used for the diluted earnings per share computations, after adjustment for the announced stock split, follows:

                                                    Quarter Ended:                   Nine Months Ended:
                                            -----------------------------       ----------------------------
(In thousands of dollars,                     March 26,         March 28,         March 26,        March 28,
   except share data )                          2000              1999              2000             1999
                                             ----------         ---------         ---------        ---------
Net income                                      $49,719           $32,388          $139,725          $95,014
Add back after-tax interest expense for
 convertible subordinated notes                     426             2,427               426            7,169
                                                -------           -------          --------          -------
                       Adjusted net income      $50,145           $34,815          $140,151         $102,183
                                                =======           =======          ========         ========
Weighted average number of shares
 outstanding during period                  144,144,255       120,344,484       144,053,906      120,078,648
Applicable number of shares for
 stock options outstanding for period         2,694,456         1,604,832         2,371,402        1,568,264
Number of shares if outstanding convertible
 subordinated notes were converted            1,527,717        23,589,744           454,493       23,589,744
                                            -----------       -----------       -----------      -----------
         Weighted average number of shares  148,366,428       145,539,060       146,879,801      145,236,656
                                            ===========       ===========       ===========      ===========

Diluted earnings per share                         $.34              $.24              $.95             $.70
                                                   ====              ====              ====             ====


Note G - Comprehensive Income Comprehensive income consists of the following:

                                                    Quarter Ended:                   Nine Months Ended:
                                            -----------------------------       -----------------------------
                                              March 26,         March 28,         March 26,        March 28,
(In thousands of dollars)                       2000              1999              2000             1999
-------------------------------------------------------------------------------------------------------------

Net income                                      $49,719           $32,388          $139,725          $95,014

Net currency translation adjustment loss         (2,556)           (3,864)           (4,618)          (4,371)
                                            -----------------------------------------------------------------

                      Comprehensive income      $47,163           $28,524          $135,107          $90,643
                                            =================================================================



These currency translation losses are the net result of translations of the Swedish subsidiary's non-U.S. functional currency financial statements to U.S. dollars and of non-U.S. dollar long-term intercompany advances.

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

Results of Operations

Sales for the third quarter were $2.217 billion, 38% higher than the $1.603 billion in the same period a year earlier. Net income was $49.7 million in the quarter, a 54% increase over the $32.4 million in the same quarter of fiscal 1999. Basic and diluted earnings per share for the quarter were $.34 each, compared with $.27 and $.24 per share a year earlier, respectively, an increase of 42% on diluted earnings per share. Diluted earnings per share excluding the after-tax effect of goodwill amortization, referred to as "Cash EPS," were $.37 per share compared with $.24 a year earlier.

Sales for the first nine months were $6.036 billion compared with $4.909 billion in last fiscal year's first nine months. Net income was $139.7 million for this period compared with $95.0 million in the fiscal 1999's first nine months, a 47% increase. Basic and diluted earnings per share for the first nine months were $.97 and $.95 per share, respectively, compared with $.79 and $.70 per share a year earlier, an increase of 36% on diluted earnings per share. Diluted earnings per share excluding the after-tax effect of goodwill amortization were $1.03 per share compared with $.71 a year earlier.

Diversification of products together with growth in telecommunication products stimulated the revenue and operating margin growth in what has been a historically down sequential quarter for SCI. Additionally, SCI's product diversification strategy is not only providing growth, but is also abating some of the seasonal trends the Company has seen in past years, particularly in the Personal Computer business.

Substantial growth is occurring in the Company's foreign operations which now represent approximately 50% of total sales for the first nine months of fiscal 2000 compared to approximately 42% for all of fiscal 1999. Foreign operation sales are expected to continue to grow faster than domestic sales, especially in Mexico, Canada and Central Europe. Lower average selling prices were offset by a substantial volume increase and sales generated by the Company's recent acquisitions. Finished product sales continue to approximate 50% of the Company sales. During the third quarter, over half of finished products sales were other than Personal Computers. Non-PC final assembly sales normally have a higher operating margin than Personal Computer finished unit assembly sales.

Operating margins (net of goodwill amortization expense) improved to 3.90% in fiscal 2000's third quarter from 3.47% for the same period a year earlier. For the first nine months, such operating margins increased to 3.79% from 3.37% in fiscal 1999's first nine months. These increases resulted largely from increased sales volumes, especially in operations that were in a startup phase in fiscal 1999, which improved factory cost absorption. Additionally, the growth in telecommunications products and non-PC finished unit assembly sales have led to higher operating margins. Reduced losses at the Company's Brazilian plant also contributed to the improved operating margin for the first nine months.

Operating margins before goodwill amortization increased to 4.25% in fiscal 2000's third quarter from 3.53% in last fiscal year's third quarter. For the first nine months, such operating margins were 4.07% in fiscal 2000 and 3.40% in fiscal 1999.

Goodwill and contract intangible amortization increased to $7.7 million in the third quarter, compared to $.9 million in fiscal 1999's third quarter. For fiscal 2000's first nine months, such costs amounted to $16.4 million compared with $1.8 million for the first nine months last fiscal year. These increases resulted from additional goodwill in fiscal 2000 associated with recent acquisitions. Depreciation and amortization expense amounted to $41 million (1.8% of sales) in the third quarter compared with $36 million (1.7% of sales) in the second quarter. Fiscal 1999's third quarter depreciation and amortization expense was $28 million (1.7% of sales). For the first nine months, depreciation and amortization expense was $107 million in fiscal 2000 (1.8% of sales), and $84 million in fiscal 1999 (1.7% of sales).

Planned fiscal 2000 production capacity expansions should not adversely impact operating margins as much as startup operations did in fiscal 1999. Fiscal 2000 planned expansions represent capacity increases to existing facilities that are currently at or near full production levels.

Operations that were in a startup phase in fiscal 1999 are quickly coming up to existing full production capacity. Capacity is appropriately being increased at several locations coming out of their startup phase, especially those in Mexico. Two of the four Mexican plants will enter a third expansion phase shortly just as they complete their second expansion phase. Mexico represents the fastest growing geographic area for the Company. Its low production costs and geographic proximity to U.S. markets makes it extremely attractive to the Company's customers. Several major programs previously executed at the Company's domestic facilities have been transferred to the Mexican plants.

Shortages and extended purchase lead times are currently being experienced on certain components. While the Company believes sufficient component purchase contracts exist to enable it to substantially meet its planned sales for the next several quarters, any potential upswing could be impacted by these component market conditions.

Net interest expense increased to .56% of sales in fiscal 2000's third quarter from .33% in fiscal 1999's third quarter. This increase principally resulted from increased debt and receivables sold under the asset securitization agreement required to fund recent acquisitions, sales growth and greater days of quarterly sales in inventory resulting from certain components' expanded purchase lead times. Net interest expense for the first nine months of fiscal 2000 remained fairly consistent with last fiscal year (.34% of sales in fiscal 2000 compared with .31% in fiscal 1999). Interest expense is expected to decline in coming quarters as a result of the issuance of $575 million of 3% Convertible Subordinated Notes near the end of the third quarter. Proceeds from this debt issuance were used to pay down higher variable interest rate debt.

The estimated effective income tax rate differs from the U.S. statutory rate primarily due to the effects of state income taxes, offset by lower taxes on foreign earnings considered permanently invested. Increased lower taxed foreign earnings account for the reduced estimated effective income tax rate in fiscal 2000.

Third quarter net income increased to 2.2% of sales in fiscal 2000 compared with 2.0% in fiscal 1999, and to 2.3% of sales for the first nine months of fiscal 2000 compared with 1.9% in fiscal 1999, as a result of the aforementioned items.

Capital Resources and Liquidity

Working capital increased to $1,151 million at March 26, 2000, from $876 million at June 30, 1999, primarily due to a higher inventory level. March 26, 2000's current ratio remained fairly consistent with June 30, 1999's, 2.0 and 1.9, respectively. Inventories and property, plant, and equipment balances increased at March 26, 2000, from June 30, 1999, in support of greater sales volume. Quarterly days of sales in inventory were 51 days at March 26, 2000, compared to
47.6 days at December 26, 1999. March 26, 2000's quarterly days of sales in property, plant, and equipment remained fairly consistent with June 30, 1999's (22.0 days at March 26, 2000, compared with 23.4 days at June 30, 1999). The increase in goodwill relates to the acquisition of Nortel Networks' Brockville, Ontario, Canada, plant and certain other manufacturing assets in August 1999, and the acquisition of the manufacturing operations of TAG Manufacturing in December 1999.

Available liquidity at March 26, 2000, was $722 million, which consisted of $563 million in unused credit facilities and $159 million in cash and cash equivalents. The Company believes it can adequately fund its expected growth in the intermediate term.


Capital expenditures (including acquisition intangibles) could exceed $600 million in fiscal 2000 under existing plans. Changes in market conditions and acquisition opportunities can impact actual capital expenditures substantially. The current acquisitions have been funded using existing liquidity. The Company has an ongoing program of actively investigating business opportunities generated by other companies' divestitures.

Year 2000 Readiness

To date, no computer systems or manufacturing equipment have experienced material difficulties from the transition to Year 2000.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Short-term interest rate changes can impact the Company's interest expense on its variable interest rate debt, as well as the discount (reflected as interest expense) on its accounts receivable sold under an asset securitization agreement. Outstanding variable interest rate debt and accounts receivable sold approximated $170 million at March 26, 2000. A one percentage point change in short-term interest rates would have a current impact of increasing interest expense by approximately $1.7 million on an annual basis. Interest rates are expected to increase in the near future. Changing interest rates could have a larger impact on future earnings if variable interest rate debt is used to finance acquisitions and growth beyond that currently projected. Presently, fixed rate debt is largely being used to finance the Company's operations.

The Company predominantly conducts its foreign sales and purchase transactions in U.S. dollars or under customer contract provisions that protect against most major currency risks. The largest currency risk at March 26, 2000, was that associated with the Brazilian operations. Unlike most other foreign operations of SCI, this plant is directly subjected to the effects of currency devaluation on certain customers' contracts until forward pricing is adjusted accordingly (normally monthly). During fiscal 1999, the Brazilian currency experienced severe devaluations which adversely impacted the fiscal 1999 operating results in Brazil. At March 26, 2000, the Company had approximately $30 million of net current assets offset by $24 million in long-term intercompany advances subject to this currency exposure. Approximately $21 million of inventory is subject to repricing arrangements for currency fluctuations. The Company considers the Brazilian economic outlook too uncertain to predict.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    (1) Exhibit 27 - Financial Data Schedule for March 26, 2000.

(b) Reports

      The Company filed no reports on Form 8-K during the period of December 27, 1999, to March 26, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SCI Systems, Inc.
                                          -----------------
                                          (Registrant)

                                          SCI SYSTEMS, INC.
Date: May 9, 2000                         By: /s/ James E. Moylan, Jr.
      ------------                            ------------------------
                                              James E. Moylan, Jr.
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)

Date: May 9, 2000                         By: /s/ John M. Noll
      ------------                            ----------------
                                              John M. Noll
                                              Assistant Vice President,
                                              Corporate Controller
                                              (Principal Accounting Officer)