Form 10-K
period 2000-06-30
SCI SYSTEMS INC
filed 2000-09-28
CIK 87744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

                           Commission File No. 0-2251
                           --------------------------

                                SCI SYSTEMS, INC.
                  (Exact name of registrant as specified in its
                                    charter)

            Delaware                                      63-0583436
(State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

           SCI Systems, Inc.
           2101 West Clinton Avenue
           Huntsville, Alabama                               35805
  (Address of principal executive offices)                 (Zip Code)

                             -----------------------

Registrant's telephone number, including area code          (256) 882-4800

                             -----------------------

Securities registered pursuant to Section 12 (b) of the Act:
       Title of each class                        Name of each exchange on which
                                                             registered

       Common Stock, $.10 Par Value               New York Stock Exchange

                             -----------------------

          Securities registered pursuant to Section 12 (g) of the Act:
                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. |X|

      At September 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $6,110,165,000. At September 15, 2000, there were 145,818,057 outstanding shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its October 27, 2000, Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

FORWARD-LOOKING STATEMENTS

      We make "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, throughout this document and in the documents we incorporate by reference into this filing. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan" and "continue" or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Important factors which could cause our actual results to differ materially from the forward-looking statements set forth in the "Risk Factors" section of this Form 10-K, and elsewhere in this filing.

Item 1. Business.

                                SCI SYSTEMS, INC.

We are a diversified international electronics manufacturing services provider. We design, manufacture, distribute, and service electronic products for virtually every market segment. Markets served by us include the computer, peripheral, datacom, telecom, medical, industrial, consumer, aerospace, defense, and entertainment industries, as well as the U.S. Government.

Founded in 1961, we were initially engineering oriented -- with the U.S. Government's National Aeronautics and Space Administration (NASA) and its prime contractors as our early customers. Building on a strong technical and engineering base, which we still maintain today, we participated in a number of significant Department of Defense programs and later expanded into a variety of commercial activities.

In the mid-1970s, we pioneered the electronic contract manufacturing services industry, which encompasses a full range of outsourcing services to Original Equipment Manufacturers (OEMs) for the production and assembly of electronic products, including engineering, procurement and inventory management, testing, distribution and depot repair services. We became the world's premier provider of electronics manufacturing services, and we continue as a leader in surface mount technology (SMT) production capacity.

Although we derive much of our revenue from hardware manufacturing and maintain a broad technology base, we are primarily a vertically integrated engineering and manufacturing services provider with dedication to close customer interaction forming the cornerstone of our activities. The key elements of our operating philosophy -- quality products, competitive pricing, and customer responsiveness -- are a proven foundation for success. These fundamental tenets will continue to guide us as we pursue opportunities for growth and expansion.

We currently have 39 facilities in 17 different countries. We believe we produce the broadest range of subassemblies and finished products of any electronic manufacturing services company. These products and a full range of engineering, distribution, logistic, and after sales services are supplied to a large multinational customer base for a highly diversified mix of commercial applications as well as for military and space programs.

Our customers have included many of the foremost global OEMs that require electronic manufacturing services and enclosures, such as Hewlett-Packard, Compaq, Dell, Nortel, Nokia, Ericsson, Philips, Silicon Graphics, Cabletron, General Electric, Cisco, Roche, NCD, ECI, Telrad, Johnson & Johnson, Boeing, Echostar (Houston Tracker), Intel, AMD, LSI Logic, and McData.

A majority of our revenues are derived from direct sales to original equipment manufacturers. Marketing is conducted primarily by factory-based personnel in Brazil, Canada, Finland, France, Hungary, Ireland, Israel, Malaysia, Mexico, The Netherlands, People's Republic of China, Singapore, Spain, Sweden, Thailand, the United Kingdom, and the United States. Such marketing efforts are coordinated by a corporate Marketing Department. We advertise on a small scale and participate in a modest number of industry trade shows.

HIGH GROWTH BUSINESS ENVIRONMENT

New orders received during fiscal 2000 amounted to $9.6 billion compared to $7.1 billion in 1999, an increase of 35%. The Electronic Manufacturing Services
(EMS)Iindustry continues to benefit from the trend toward outsourcing on a global basis, and we believe SCI's opportunities for growth and diversification have improved. The business environment fully supports continued improvement in our business mix, engagement with a number of new customers, healthy organic growth with an impressive group of existing customers, and strategic acquisitions that will strengthen both our service offerings and customer base. While demand for desktop computers may not be expanding at historic rates, other business sectors we serve are experiencing rapid expansion that is significantly benefitting our ongoing growth and margin improvement. The Internet is expected to drive augmented growth in demand for a wide range of Web-oriented products and systems and spur the development of a multitude of technology innovations for some time to come. Today, EMS companies have penetrated only about one quarter of the available market, estimated to be about $600 billion. Further penetration, coupled with available market growth, will provide a superior growth environment for years to come.

CUSTOMER AND PRODUCT DIVERSIFICATION CONTINUES

SCI has a diversified and high quality customer base. We have embarked on a growth strategy that includes priority focus on the addition of a number of multinational world-class, high growth companies to our customer base and continued emphasis on balanced industry segment participation. Our goal is to achieve industry leading business, product and customer mixes to provide the basis for sustained growth. We are also committed to maintaining a balance of mature, high growth, and emerging growth markets.

During fiscal 2000, we made progress in achieving this diversification objective. Several major new customers were acquired. Our involvement with communication equipment grew substantially. SCI's personal computer business grew but declined as a percent of total business. Encouraging progress was made in posturing SCI for continued growth in other areas such as servers, peripheral products, set top boxes, "digital home appliances," and medical products. We continue to look for opportunities to enlarge our enclosure business through acquisitions and geographic expansions of existing capabilities.

SCI - THE e-EMS COMPANY

We enjoy a reputation for delivering on the cornerstones of SCI's long-standing operating philosophy: cost competitiveness, high quality, and customer responsiveness. As we enter the new millennium, opportunities to enhance new business models and information technologies are numerous and compelling. When properly implemented, we believe these opportunities will allow us to not only confirm our existing philosophy, but also to rise above the competition in delivering lower cost solutions, the highest quality products and services, and responsiveness in customer dealings, supply chain management and adaptation to a full range of business dynamics. SCI is beginning to employ the Internet and selected e-business tools to automate our customer and supplier transactions, so as to change the way business is conducted between SCI and our partners.

We are committed to being e-business driven and are making the necessary investments in our organization, technology, people, and information systems to get us there. We therefore believe it highly appropriate that we identify ourselves as "SCI - The e-EMS Company (TM)" and have registered that trademark so that we can be identified as what we are and what we stand for in this new business age.

Order Backlog

In recent years, components used in our products have experienced substantial price and lead time fluctuations. These fluctuations have significantly affected the timing and size of order placements by the Company's customers. Consequently, backlog is not considered a definitive indicator of future revenue. Backlog at June 30, 2000, was approximately $4.36 billion compared with June 30, 1999's approximate $3.07 billion and June 30, 1998's approximate $2.64 billion.

Patents and Licenses

Patents are not significant to our business. We believe that our success depends more upon the creativity of our personnel than upon patent ownership. Because of rapid technological change and rate of new patent issuance, certain of our products, manufacturing processes, and purchased equipment may inadvertently infringe others' patents. If patent infringements inadvertently occur, we believe that, based upon industry practice, necessary licenses can be obtained without material adverse impact; however, there can be no assurance given to that effect. See Item 3. - Legal Proceedings.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Concentration of customers

A majority of our revenues are derived from direct sales to original equipment manufacturers. Although we have several hundred customer accounts, in any particular period a significant percentage of sales is derived from a limited group of customers. In fiscal 2000, our ten largest customers contributed more than 75% of revenues. Significant reductions in sales to any of these customers could have a material adverse effect on our results of operations.

Sales to individual customer that exceeded 10% of annual consolidated sales in any of the last three fiscal years were: Hewlett-Packard ($2,629 million in 2000, $2,465 million in 1999, and $2,692 million in 1998); Nortel ($931 million in 2000); Dell ($681 million in 1999); and Compaq ($840 million in 1999).

Customer contracts can be canceled and volume levels changed or delayed at any time without notice, subject to cancellation costs, if any. Timely replacement of canceled, delayed, or reduced contracts with new business cannot be assured. These risks are exacerbated as a majority of our sales are to customers in the electronics industry, which is subject to rapid market and technological changes and frequent product obsolescence. Factors affecting the electronics industry in general or any of our major customers in particular could have a material adverse effect upon our results of operations.

Our major contracts are with customers in the high technology industry. Credit terms relating to both accounts receivable and contract inventories are extended to customers after performing credit evaluations. When significant credit risks exist, letters of credit or other appropriate security are generally requested. However, credit losses on customer contracts have occurred in the past and no assurances can be given that credit losses, which could be material, will not reoccur.

Management of growth

We have experienced rapid growth over recent years. We have acquired and built substantial facilities in several locations and continue to do so. There can be no assurance that historical revenue growth will continue or that we will successfully manage existing operations or future plants we may acquire or build. As we manage our operations and expand geographically, we may experience, as we have in the past, inefficiencies related to new operations and broadened geographic diversification. We may be adversely affected by new and acquired facilities that do not achieve growth sufficient to offset increased expenditures associated with expansion. In addition, should we increase capacity and expenditures in anticipation of future sales levels which do not materialize, profitability could be adversely affected. Moreover, customers may occasionally require rapid production increases which can stress our resources.

Operating internationally

We operate internationally with approximately even generation of revenue between the United States and international operations. Additionally, much of our manufacturing material is sourced from international suppliers. As a result of our international sales and facilities, our operations are subject to a variety of risks that are unique to our international operations, including the following: 1.) adverse movement of international currencies against the U.S. dollar (our reporting currency); 2.) import and export duties and value-added taxes that we may have to absorb; 3.) import and export regulation changes that could affect our profit margins or restrict exports; 4.) potential restrictions on the transfer of funds, and 5.) the burden and cost of compliance with international laws.

U.S. export sales approximated $175,000,000, $116,000,000, and $185,000,000 for
the year ended June 30, 2000, 1999, and 1998, respectively. Sales by our non-U.S. operations amounted to $4,211,141,000 in fiscal 2000, $2,807,547,000 in fiscal 1999, and $2,106,311,000 in fiscal 1998. Non U.S. sales represented 50.5% of consolidated sales in fiscal 2000, 41.8% in fiscal 1999, and 30.9% in fiscal 1998. Property, plant, and equipment investments in non-U.S. operations were $427,096,000, $308,401,000, and $271,200,000 at June 30, 2000, 1999, and 1998,
respectively. Refer to Note G to June 30, 2000's Consolidated Financial Statements, which are included under Item8. for further geographic information.

Operating in a highly competitive industry

We operate primarily in the Electronics Manufacturing Services Industry. We compete against numerous domestic and international companies which participate in our industry. We also face competition from current and prospective customers who evaluate our capabilities against the merits of internal manufacturing. Competition varies depending upon the type of service offered and the geographic area of competition. Competition is intense and is expected to continue to be so as more companies enter our industry and existing competitors expand capacity. We could be adversely affected if our competitors introduce superior or lower priced services.

To remain competitive, we must continue to develop and provide technologically advanced engineering services, information systems, and manufacturing processes. We must also maintain high quality, offer flexible delivery schedules, deliver products on a timely basis, and continue to price our products and services competitively. Failure to satisfy any of the foregoing requirements could adversely affect us.

Shortages and prices of electronic components

Components are sourced globally. Component availability is periodically subject to constraints, shortages, and abundances. Many components are available only from a limited number of sources. Some components are subject to periodic allocation by suppliers. Although no assurances can be given, we have generally been able to obtain adequate supply to maintain production when shortages occur. However, shipment delays have occurred and may reoccur. Significant component constraints could adversely affect us. Our revenues are primarily generated from turnkey manufacturing services. Accordingly, average selling prices for our products fluctuate proportionally to component prices.

Seasonality

We have not historically considered its business to be consistently seasonal, although seasonal demands for our customers' products sold to consumers may impact quarterly revenues. In recent periods the proportion of our customers' products ultimately sold at retail has expanded, which has increased seasonality in our sales. Operating margins have seen seasonal fluctuations in the past, particularly in the first fiscal quarter due to slowing effects of the summer season. We believe these seasonality effects may continue.

Operating results may fluctuate

Our operating results are dependent upon our ability to identify and react in a timely manner to changes in business conditions and customer requirements, especially our actions in balancing inventory quantities, property, plant, and equipment capacity, staffing levels, and liquidity amounts. Accordingly, operating results could vary over time as such conditions change.

Dependence on key personnel

Our success depends largely upon the efforts and abilities of key managerial and technical employees. The loss of services of certain key personnel could adversely affect us. Our business depends upon our ability to recruit, train, and retain senior managers, skilled professional and technical salaried personnel, and skilled and semi-skilled hourly employees at competitive costs for which there is intense competition. Failure to do so could adversely affect us.

At June 30, 2000, the Company employed 31,707 individuals, of which 9,939 were based in the United States. Except for eleven foreign plants, employees are not subject to collective bargaining agreements. There have been no work stoppages caused by employee activities. The Company believes that its employee relations, in general, are good.

Environmental risks

We are subject to a variety of environmental regulations relating to the use, storage, discharge, and disposal of hazardous materials used in our manufacturing processes. Our failure to comply with present and future regulations could subject us to future liabilities or the suspension of production. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations.

Interest rate fluctuations

Short-term interest rate changes can impact the Company's interest expense on its variable interest rate debt, as well as the discount (reflected as interest expense) on its accounts receivable sold under an asset securitization agreement.

International currency exchange rates fluctuations

We predominantly conduct our international sales and purchase transactions in U.S. dollars or under customer contract provisions that protect against most major currency risks. Our largest currency risk is that associated with the Brazilian operation. Unlike our other international operations, our Brazilian plant is directly subjected to the effects of currency devaluation on certain customers' contracts until forward pricing is adjusted accordingly (normally monthly). Other currency exchange risks primarily relate to current assets and liabilities denominated in other than the U.S. dollar. Although we endeavor to balance such items against each other where possible at individual operations, no assurance can be given that we will be successful in mitigating the effects of changes in currency exchange rates upon such international dollar transactions. Changes in some international currency exchange rates impact the geographic areas where our revenue is derived. When international currencies are devalued, manufacturing costs of plants in those countries may become more competitive with other established plants.

Volatility of stock price

Our common stock is traded on the New York Stock Exchange. Our common stock market price has fluctuated substantially in the past and could fluctuate substantially in the future based on a variety of factors, including among others: 1.) future announcements about us or our key customers or competitors; 2.) demand for our services; 3.) changes in earnings estimates by analysts; 4.) fluctuations in quarterly operating results; 5.) general conditions in the contract manufacturing, communications, computer peripherals, personal computer, automotive or consumer products industries; 6.) general economic, political and market conditions, such as recessions or international currency fluctuations; 7.) litigation, and 8.) government regulations.

Item 2. Properties.

At June 30, 2000, we owned or leased the following facilities:

Location                                                         Square Footage
Americas
   Huntsville, Alabama                                                1,261,000
    (Seven facilities)
    (Includes facilities financed through
    industrial revenue bonds)
   Lacey's Spring, Alabama                                              148,800
    (Financed through industrial revenue bonds)
   Arab, Alabama                                                        137,000
    (Financed through industrial revenue bonds)
   Graham, North Carolina                                               139,000
    (Financed through industrial revenue bonds)
   Rapid City, South Dakota                                             230,000
   Colorado Springs, Colorado                                           155,000
   Fountain, Colorado                                                   360,000
   San Jose, California (two plants)                                    250,000
   Augusta, Maine                                                       311,000
   Hooksett, New Hampshire                                               72,000
    (Financed with industrial revenue bond)
   San Antonio, Texas                                                    36,000
   Pointe-Claire, Quebec, Canada                                         92,000
   Brockville, Ontario, Canada                                          475,000
   Guadalajara, Jalisco, Mexico                                         419,200
    (Two plants)
   Mexico City, Distrito Federal, Mexico                                118,000
   Apodaca, Nuevo Leon, Mexico (Monterrey)                              282,200
   Hortolandia, Sao Paulo, Brazil (Campinas)                            120,000
                                                                      ---------
      Total Americas                                                  4,606,200
                                                                      ---------
Europe
   Irvine, Scotland, UK                                                 170,000
   Fermoy, County Cork, Ireland                                         110,000
   Grenoble, France                                                      82,000
   Tatabanya, Hungary                                                   220,000
   Oulu, Finland   (leased facility)                                     81,000
   Motala, Sweden                                                       664,000
   (423,800 square feet is currently leased to other
      occupants and not used in production
      by the Company)
   Leganes, Spain   (leased facility)                                   108,400
   Heerenveen, Leek, The Netherlands                                    250,000
                                                                      ---------
      Total Europe                                                    1,685,400
                                                                      ---------
Asia
   Republic of Singapore                                                155,000
   Pathum Thani, Thailand (Bangkok)                                     122,500
   Penang, Malaysia                                                     116,000
   Kunshan, China (Shanghai)                                            210,000
                                                                      ---------
      Total Asia                                                        603,500
Middle East
   Tel Aviv, Israel  (leased facility)                                   58,000
                                                                      ---------
Other, primarily leased                                                 144,158
                                                                      ---------
       Total                                                          7,097,258
                                                                      =========

Item 3. Legal Proceedings.

We have been sued by the Lemelson Medical Educational Research Foundation (Lemelson), together with 87 other defendants, including our major domestic competitors and customers, alleging infringement on 15 patents relating to machine vision and use of bar coding and bar code readers in manufacturing. Lemelson has been successful in settling similar assertions against certain automobile and semiconductor manufacturers. Lemelson is requesting damages equal to a certain percent of sales for a 10-year period. We, together with other major defendants, intend to contest the validity of the patents. In addition, possible recourse exists against manufacturers of the equipment that Lemelson is alleging violated its patents. While no guarantee can be given, we do not believe that outcome of this lawsuit will result in any material adverse effect on the Company. The maximum exposure for this suit is currently estimated to be less than one percent of our current assets, and we have provided for what we believe will be the likely outcome of the suit. Additionally, if Lemelson's patents are upheld, we believe we will be able to obtain adequate licenses to use them.

We are also party to several lawsuits incidental toour various activities and incurred in the ordinary course of business. We believe that we have meritorious claims and defenses in each case that either will absolve us of or limit our liability. We believe we have adequately provided for any likely material adverse outcome of pending litigation.

We are subject to a variety of environmental regulations relating to the use, storage, discharge, and disposal of hazardous materials used in our manufacturing processes. Failure by us to comply with present and future regulations could subject us to future liabilities or the suspension of production. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. We are not involved in any material environmental proceedings.

Item 4. Submission of Matters to a Vote of Security Holders. --None

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters.

At September 15, 2000, there were 1,800 shareholders of record. Our Common Stock is traded on the New York Stock Exchange. We have not paid cash dividends on our Common Stock to date. Payment of dividends is restricted as described in Note B to the Company's 2000 Consolidated Financial Statements, which are attached under Item 8. We have paid stock dividends in the past in the form of common stock splits, lastly in February 2000.

Our quarterly high and low closing common stock prices, as reported on the New York Stock Exchange, for the last two fiscal years were are follows:

                  2000
                  Fourth              Third           Second            First
                  Quarter             Quarter         Quarter           Quarter
High              $58.375             $55.125         $ 43.156          $28.438
Low                32.750              33.500           19.531           21.125

                  1999
                  Fourth              Third           Second            First
                  Quarter             Quarter         Quarter           Quarter
High              $25.000             $29.688          $28.969          $22.250
Low                12.625              14.594           10.375           10.625

On January 24, 2000, we filed a $800,000,000 Shelf Registration Statement on Form S-3 with the Securities and Exchange Commission (SEC File Number 333-95297). On March 15, 2000, we sold $575,000,000, at par, of 3% Convertible
Subordinated Notes, due 2007, under this registration statement. Costs associated with this issuance, including underwriters discount for the two lead underwriters (Salmon Smith Barney and Banc of America Securities LLC) which account for the majority of such costs, amounted to $13,149,200. The proceeds from this issuance were used to fund fiscal 2000 acquisitions and to pay down higher interest rate borrowings.

Item 6. Selected Financial Data.

(Dollars in millions, except per share data)    2000       1999       1998       1997       1996
--------------------------------------------------------------------------------------------------
Sales                                         $8,342.6   $6,710.8   $6,805.9   $5,762.7   $4,544.8
Depreciation and Amortization                    151.5      115.2      103.5       76.8       61.0
Operating Income                                 321.7      234.8      257.1      206.2      159.5
Net Income                                       196.7      137.8      145.1      112.7       81.0
Diluted Earnings per Share                        1.34       1.00       1.06       0.84       0.67
"Cash" Earnings per Share                         1.45       1.03       1.06       0.84       0.67
Working Capital                                1,288.8      876.4      759.4      754.2      549.7
Long-term Debt                                   748.4      140.9      440.5      454.3      388.8
Capital Expenditures                             596.4      156.1      236.8      111.4      109.9
Net Property, Plant, and Equipment               589.2      448.0      436.1      301.0      264.1
Goodwill                                         316.2       21.0        4.8        6.3        2.1
Total Assets                                   3,351.3    2,322.7    1,944.7    1,869.9    1,283.2
Shareholders' Equity                           1,367.9    1,164.8      748.0      594.7      472.3
   Per Share                                  $   9.46   $   8.09   $   6.23   $   4.98   $   3.99
Employees                                       31,707     25,325     23,287     18,470     15,524
Operating Margin Before
  Amortization of Intangibles                     4.15%      3.60%      3.80%      3.59%      3.53%

"Cash" Earnings per Share are calculated by adding back the after-tax effect of amortization expense for intangibles to net income.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth, for the fiscal years indicated, the percentage of net sales of items in the Consolidated Statement of Income. This financial information and the following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                            Year ended June 30,
                                            -------------------
                                  2000           1999           1998
                                  ----           ----           ----
 Net sales                       100.00%        100.00%        100.00%
 Costs and expenses               95.85          96.40          96.20
 Intangibles  amortization         0.29           0.10           0.02
                               ------------------------------------------
 Operating Income                  3.86           3.50           3.78
 Net interest expense              0.37           0.25           0.31
 Other income (expense)            0.03          (0.01)            --
                               ------------------------------------------
 Income before income taxes        3.52           3.24           3.47
 Income taxes                      1.16           1.18           1.34
                               ------------------------------------------
 Net income                        2.36%          2.06%          2.13%
                               ==========================================

Results of Operations

Sales for fiscal year 2000 were $8.343 billion, a 24% increase over the $6.711 billion in fiscal 1999. A continued shift in business mix towards communications end markets contributed to the improved operating margins and earnings per share, especially in the fourth quarter. Communications products represented approximately 25% of fiscal 2000 fourth quarter sales, a previously declared goal of our product diversification strategy. The expansion of business with Nortel Networks resulting from the acquisition in August 1999 of their Brockville, Canada plant and new Nortel business for other SCI plants aided this sales growth. Besides the Nortel acquisition, we acquired the manufacturing assets of TAG Manufacturing, Inc. (a U.S.-based enclosure company), and ECI Telecom's Petah Tikva, Israel plant. These acquisitions also contributed to fiscal 2000's product diversification and sales growth. PC finished product sales, which historically have a higher asset turnover to mitigate their lower operating margin, declined to 19% of fiscal 2000 sales from the beginning of the year run rate of 34%. Volume increases during fiscal 2000 offset a moderate decline in average selling prices, which abated during the year as component shortages arose.

Fiscal 1999 sales were slightly less (a 1% decrease) than the $6.806 billion in fiscal 1998. Market shifts and changeovers in customers' products, together with lower average selling prices, accounted for the lower fiscal 1999 sales.

A majority of our revenue is generated by servicing multinational companies in various global manufacturing facilities. International (non-U.S.) operation sales accounted for 50% of fiscal 2000 sales, 42% in fiscal 1999 and 31% in fiscal 1998. Sales are expected to continue to grow faster internationally than domestically, especially in Mexico, Canada and Central Europe. International operations grew 50% and U.S. operations grew 6% in fiscal 2000, compared with 17% domestic sales decline and 33% international sales growth in fiscal 1999. The international operations' growth is attributable to both organic growth and acquisitions.

Accelerated expansion of international production capacity began in fiscal 1999. These expansions, together with the acquisition of certain Scandinavian operations from Nokia in late fiscal 1998, and fiscal 1999's acquisition of an Ericsson Telecom Spanish facility and Hewlett-Packard's Verifone, Inc. China plant, and the aforementioned fiscal 2000 international acquisitions, generated the international sales growth over the last two fiscal years. Two of our Mexican plants will enter a third expansion phase shortly. Mexico represents the fastest growing geographic area for us. Its low production costs and geographic proximity to U.S. markets make it extremely attractive to our customers. Several major programs previously executed at our domestic facilities have been transferred to the Mexican plants.

Bookings for fiscal 2000 of $9.632 billion were a record, reflecting business strength across a broad range of end markets, and giving rise to a backlog of $4.358 billion, the highest level ever. Our current mix of business, backlog, and prospects for new business puts us in position for continued growth.

Operating margins before amortization of intangibles improved to 4.15% in fiscal 2000 from 3.60% last fiscal year mainly as a result of the business mix shift and improved operating results in operations that were in a startup phase in fiscal 1999. Such operations are quickly approaching full production capacity in existing facilities that were expanded during fiscal 2000. Reduced losses, including currency exchange losses, at the Brazilian plant also contributed to the improved operating margin. Fiscal 1999's operating margins before amortization of intangibles declined from the 3.80% in fiscal 1998 primarily as a result of transition and startup costs associated with new and enlarged facilities and projects, industry price pressures, and increased international currency exchange losses.

Goodwill and contract intangible amortization increased to .3% of sales in fiscal 2000 from less than .1% in fiscal 1999 and 1998. This increase is attributable to the intangible assets arising from several acquisitions closed during fiscal 2000 and represents the results of an aggressive acquisition program that will continue in fiscal 2001. Depreciation expense remained fairly consistent as a percent of sales in the last three fiscal years (1.52% in fiscal 2000, 1.61% in fiscal 1999, and 1.48% in fiscal 1998).

The sales shift to higher margin/lower turnover products, together with a tightening in the availability of certain components, led to lower asset turnovers in fiscal 2000. Shortages and extended purchase lead times are currently being experienced on certain components. Also contributing to lower asset turnovers this fiscal year is higher capital intensity in the EMS industry, caused by increased cost of current production equipment and increased acquisition activity. Capital expenditures increased significantly in fiscal 2000.

Net interest expense increased to .37% of sales in fiscal 2000 from .25% in fiscal 1999 as a result of increased borrowings and accounts receivables sold under the asset securitization program to fund revenue and asset growth. Interest expense may grow in the next fiscal year as debt increases to fund anticipated organic growth and acquisition activity. Net interest expense was
 .31% of sales in fiscal 1998. Fiscal 1999's net interest expense declined from that in fiscal 1998 mainly because of lower borrowing requirements and the May 1999 conversion of outstanding convertible notes into common stock.

The effective income tax rate (33.0% in fiscal 2000, 36.5% in fiscal 1999 and 38.5% in fiscal 1998) differs from the U.S. statutory rate primarily due to the effects of state income taxes, offset by lower taxed international earnings considered permanently reinvested abroad. Increased lower taxed international earnings accounted for the lower effective income tax rates in fiscal 2000 and fiscal 1999.

Capital Resources and Liquidity

During fiscal 2000, organic growth fueled working capital needs as well as capital expenditures for plant expansions, and capital was used for several acquisitions. We expect organic growth and acquisitions to continue at a rapid pace; thus, access to the capital markets is very important to our continued growth and success. We have taken several steps to ensure ready access to capital. SCI has an investment grade rating on its debt from both Standard & Poor's and Moody's. As we grow, we intend to maintain or even improve that credit rating. We filed an $800 million universal shelf in January 2000 and pulled down $575 million of the shelf in a successful convertible debenture offering in March. During June, we renegotiated our two major bank facilities, increasing the amounts available and thus providing the financial capacity to handle future growth. See Note B to the Company's 2000 Consolidated Financial Statements, which are included under Item8.

Cash was consumed in our operating activities in fiscal 2000 in the amount of $68.0 million due to the need for working capital to support growth. This compared to cash generated by operating activities of $200.3 million in fiscal 1999 as growth slowed for a brief interval.

Higher investing activity in fiscal 2000 required more use of cash than in the prior year. We expanded our facilities to meet increasing demand and expanded our acquisition activities. Acquisitions completed during fiscal 2000 were Nortel Networks' Brockville, Ontario, Canada plant and certain other manufacturing assets in August 1999, TAG Manufacturing, Inc.'s operations in December 1999, and ECI Telecom's Shemer manufacturing plant in January 2000. Other noncurrent assets cash usage increased because of investments in Uniwill Computer Corporation and eHITEX, and the acquisition of a noncurrent pension asset associated with the Nortel acquisition. Fiscal 2000 capital expenditures (including acquisition intangibles) were $596 million ($280 million in property, plant and equipment additions and $316 million in other acquisition expenditures). The Company has an ongoing program of actively investigating business opportunities generated by other companies' divestitures as well as acquisition of companies in related businesses, so cash needs are expected to be high again in fiscal 2001. Fiscal 2000 acquisitions were funded using the convertible note issue in March and available liquidity.

Available liquidity at June 30, 2000 was $840 million, which consisted of $673 million in unused credit facilities and $167 million in cash and cash equivalents. The Company believes it can adequately fund its expected growth in the intermediate term.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk.

Interest rate fluctuations

Short-term interest rate changes can impact our interest expense on our variable interest rate debt, as well as the discount (reflected as interest expense) on its accounts receivable sold under an asset securitization agreement. Outstanding variable interest rate debt and accounts receivable sold approximated $243 million at June 30, 2000. A one-half percentage point change in short-term interest rates would have a current impact of increasing interest expense by approximately $1.2 million on an annual basis. Changing interest rates could have a larger impact on future earnings if variable interest rate debt is used to finance acquisitions and growth beyond that currently projected. Presently, fixed rate debt is largely being used to finance our operations.

International currency exchange rates fluctuations

We predominantly conduct our international sales and purchase transactions in U.S. dollars or under customer contract provisions that protect against most major currency risks. Our largest currency risk is that associated with the Brazilian operation. Unlike our other international operations, our Brazilian plant is directly subjected to the effects of currency devaluation on certain customers' contracts until forward pricing is adjusted accordingly (normally monthly). Other currency exchange risks primarily relate to current assets and liabilities denominated in other than the U.S. dollar. Although we endeavor to balance such items against each other where possible at individual operations, no assurance can be given that we will be successful in mitigating the effects of changes in currency exchange rates upon such international dollar transactions. Changes in some international currency exchange rates impact the geographic areas where our revenue is derived. When international currencies are devalued, manufacturing costs of plants in those countries may become more competitive with other established plants.

During fiscal 1999, the Brazilian currency experienced severe devaluations which adversely impacted the fiscal 1999 operating results in Brazil. At June 30, 2000, we had approximately $35 million of net current assets offset by $23 million in long-term intercompany advances subject to this currency exposure. Approximately $19 million of inventory is subject to repricing arrangements for currency fluctuations.

We use other international dollar denominated long-term intercompany advances to offset currency exposures in other international subsidiaries. At June 30, 2000, approximately $18 million of such advances were denominated in Finnish Marks and approximately $55 million denominated in Euros. The exchange rate fluctuations on these advances and the $23 million denominated in Brazilian Reais are reflected in the financial statements as translation adjustment in Shareholders' Equity.

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS

                                                                                                June 30,
(In Thousands of Dollars, Except Share and Per Share Data)                                2000           1999
--------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
Cash and cash equivalents                                                                 $   166,759    $   216,085
Accounts receivable, less allowances of $7,233 in 2000 and $12,630 in 1999                    796,616        821,925
Inventories                                                                                 1,277,979        719,008
Refundable and deferred federal and foreign income taxes                                       63,132         12,522
Other current assets                                                                           86,272         62,159
--------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                        2,390,758      1,831,699
--------------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment B Note B
Land and improvements                                                                          34,110         29,515
Buildings and leasehold improvements, including construction-in-process                       226,568        176,388
Equipment                                                                                     894,138        725,487
Less accumulated depreciation and amortization                                               (565,657)      (483,405)
--------------------------------------------------------------------------------------------------------------------
Net Property, Plant, and Equipment                                                            589,159        447,985
--------------------------------------------------------------------------------------------------------------------
Goodwill and Contract Intangibles, net of accumulated amortization of $21,472 in              316,175         21,033
 2000 and $17,146 in 1999
Other Noncurrent Assets                                                                        55,212         21,943
--------------------------------------------------------------------------------------------------------------------
Total Assets                                                                              $ 3,351,304    $ 2,322,660
--------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued expenses                                                     $ 1,014,368    $   874,709
Accrued payroll and related expenses                                                           53,504         44,142
Federal, foreign, and state income taxes                                                       19,743         36,117
Current maturities of long-term debt                                                           14,361            341
--------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                   1,101,976        955,309
--------------------------------------------------------------------------------------------------------------------
Deferred Income Taxes                                                                          97,607         34,587
Noncurrent Employee Benefits                                                                   34,745         27,094
Other Noncurrent Liabilities                                                                      652            -0-
Long-term Debt - Note B
    Industrial revenue bonds                                                                   19,769         21,119
    Long-term notes                                                                           164,459        119,734
    Convertible subordinated notes                                                            564,174            -0-
--------------------------------------------------------------------------------------------------------------------
Total Long-term Debt                                                                          748,402        140,853
--------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies B Notes B and I
Shareholders' Equity
 Preferred stock, 500,000 shares authorized but unissued                                          -0-            -0-
Common stock, $.10 par value: authorized 200,000,000 shares; issued 144,996,374 in             14,500         14,428
 2000 and 144,276,474 in 1999
Capital in excess of par value                                                                477,531        462,179
Retained earnings                                                                             900,531        703,796
Currency translation adjustment                                                               (17,227)       (11,288)
Shares held in Rabbi Trusts, 288,472 shares in 2000 and 272,592 shares in 1999, at cost        (7,072)        (3,957)
Treasury stock B 118,732 shares at cost                                                          (341)          (341)
--------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                  1,367,922      1,164,817
--------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                                $ 3,351,304    $ 2,322,660
--------------------------------------------------------------------------------------------------------------------

See notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                                           Years ended June 30,
(In Thousands of Dollars, Except Per Share Data)                            2000           1999           1998
-----------------------------------------------------------------------------------------------------------------
Net sales                                                               $ 8,342,580    $ 6,710,785    $ 6,805,893
Costs and expenses                                                        7,996,466      6,469,341      6,547,314
Goodwill and contract intangibles amortization expense                       24,443          6,642          1,478
-----------------------------------------------------------------------------------------------------------------
Operating Income                                                            321,671        234,802        257,101
-----------------------------------------------------------------------------------------------------------------
Other Income (Expense):
Interest expense (net of interest income of $4,886 in 2000, $7,141 in       (30,909)       (16,938)       (21,304)
1999, and $9,347 in 1998)
Other income (expense), net                                                   2,873           (781)           114
-----------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                  293,635        217,083        235,911
Income taxes - Note F                                                        96,900         79,235         90,826
-----------------------------------------------------------------------------------------------------------------
Net Income                                                              $   196,735    $   137,848    $   145,085
-----------------------------------------------------------------------------------------------------------------
Earnings per Share - Note D:
Basic                                                                   $      1.36    $      1.11    $      1.21
-----------------------------------------------------------------------------------------------------------------
Diluted                                                                        1.34           1.00           1.06
-----------------------------------------------------------------------------------------------------------------

See notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 Number of                      Capital in
                                                   Shares           Common       Excess of      Retained
                                                Outstanding         Stock        Par Value      Earnings
---------------------------------------------------------------------------------------------------------
(In Thousands of Dollars, Except Number of
Shares)

Balance July 1, 1997                            119,430,848        $11,956        $166,932      $420,863
Stock options exercised                             660,040             66           7,520
Net income for year                                                                              145,085
Translation gain
---------------------------------------------------------------------------------------------------------
Balance June 30, 1998                           120,090,888         12,022         174,452       565,948
Stock options exercised                             482,168             48           7,328
Conversion of notes in May 1999                  23,584,686          2,358         280,399
Adoption of EITF No. 97-14                         (272,592)
Net income for year                                                                              137,848
Translation loss
---------------------------------------------------------------------------------------------------------
Balance June 30, 1999                           143,885,150         14,428         462,179       703,796
Stock options exercised                             719,900             72          15,352
Net income for year                                                                              196,735
Translation loss
Increase in Rabbi Trusts' shares                    (15,880)

Balance June 30, 2000                           144,589,170        $14,500        $477,531      $900,531
---------------------------------------------------------------------------------------------------------

                                                     Currency        Rabbi                    Total
                                                    Translation     Trusts     Treasury    Shareholders'
                                                    Adjustment      Shares      Stock         Equity
---------------------------------------------------------------------------------------------------------
(In Thousands of Dollars, Except Number of
Shares)

Balance July 1, 1997                                $  (4,747)    $    -0-     $ (341)     $   594,663
Stock options exercised                                                                          7,586
Net income for year                                                                            145,085
Translation gain                                          623                                      623
------------------------------------------------------------------------------------------------------
Balance June 30, 1998                                  (4,124)         -0-       (341)         747,957
Stock options exercised                                                                          7,376
Conversion of notes in May 1999                                                                282,757
Adoption of EITF No. 97-14                                          (3,957)                     (3,957)
Net income for year                                                                            137,848
Translation loss                                       (7,164)                                  (7,164)
------------------------------------------------------------------------------------------------------
Balance June 30, 1999                                 (11,288)      (3,957)      (341)       1,164,817
Stock options exercised                                                                         15,424
Net income for year                                                                            196,735
Translation loss                                       (5,939)                                  (5,939)
Increase in Rabbi Trusts' shares                                    (3,115)                     (3,115)
------------------------------------------------------------------------------------------------------
Balance June 30, 2000                               $ (17,227)    $ (7,072)    $ (341)     $ 1,367,922
-------------------------------------------------------------------------------------------------------

See notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Years Ended June 30,
(In Thousands of Dollars)                                                        2000           1999         1998
----------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                       $   196,735    $ 137,848    $ 145,085
Adjustments to reconcile net income to net cash (used in)provided by operating activities:
Depreciation and amortization                                                        151,548      115,212      103,534
Deferred income taxes                                                                 19,456       28,712       37,778
Changes in current assets and liabilities:
Accounts receivable                                                                   22,466     (190,533)      (2,741)
Inventories                                                                         (563,828)     (79,936)     (68,839)
Refundable income taxes                                                                  758         (522)      (3,946)
Other current assets                                                                 (24,942)     (45,215)      (5,028)
Accounts payable and accrued expenses                                                152,991      224,893      (43,513)
Income taxes                                                                         (23,905)       3,033      (20,977)
Other noncash items - net                                                                748        6,767        2,558
----------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Operating Activities                                  (67,973)     200,259      143,911
----------------------------------------------------------------------------------------------------------------------
Investing Activities
Purchase of property, plant, and equipment                                          (280,154)    (134,670)    (236,799)
Acquisition costs in excess of underlying assets                                    (316,257)     (21,390)         -0-
Other                                                                                (19,395)       1,116        2,403
----------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                               (615,806)    (154,944)    (234,396)
----------------------------------------------------------------------------------------------------------------------
Financing Activities
Payments on long-term debt                                                        (1,037,383)     (30,877)    (241,748)
Proceeds from long-term debt                                                       1,659,252       13,177      224,107
Issuance of common stock                                                               7,091        4,609        3,090
----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                                  628,960      (13,091)     (14,551)
----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                5,493         (485)      (1,427)
----------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                                 (49,326)      31,739     (106,463)
Cash and cash equivalents at beginning of year                                       216,085      184,346      290,809
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                         $   166,759    $ 216,085    $ 184,346
----------------------------------------------------------------------------------------------------------------------

Cash equivalents are primarily short-term interest bearing deposits.
Interest paid was $28,189 in 2000, $26,072 in 1999, and $30,144 in 1998.
Income taxes paid (net of refunds) were $83,976 in 2000, $48,775 in 1999, and $76,221 in 1998.

See notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                           Years June 30,
(In Thousands of Dollars)                                                         2000          1999         1998
----------------------------------------------------------------------------------------------------------------------
Net Income                                                                        $  196,735    $ 137,848    $ 145,085
----------------------------------------------------------------------------------------------------------------------
Currency translation (loss) gain                                                      (7,586)      (7,164)         623
Tax benefit                                                                            1,647          -0-          -0-
----------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income                                                            (5,939)      (7,164)         623
----------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                              $  190,796    $ 130,684    $ 145,708
----------------------------------------------------------------------------------------------------------------------

See notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A Accounting Policies

Business. SCI Systems, Inc. is a diversified international electronics manufacturing services provider. SCI designs, manufactures, distributes, and services electronic products for virtually every market segment in the Electronic Manufacturing Services Industry. Markets served include the computer, peripheral, data-com, telecom, medical, industrial, consumer, aerospace, defense, and multimedia industries, as well as the U.S. Government.

Consolidated financial statements include accounts of the Company and its majority-owned subsidiaries after elimination of material intercompany accounts and transactions. Generally Accepted Accounting Principles require that management make estimates and assumptions in the preparation of the Company's financial statements. Such estimates and assumptions affect the recognition of revenue and expenses, recorded values of assets and liabilities, and disclosure of contingent liabilities. Actual results could differ from these estimates and assumptions. The functional currency of the majority of the Company's foreign operations is the U.S. dollar.

Sales and cost of sales are generally recorded as units are shipped. Costs and expenses principally represent engineering, manufacturing, general and administrative, and other costs incurred in support of customer contracts.

Credit risk. The Company's major contracts are with customers in the high technology industry. Credit terms relating to both accounts receivable and contract inventories are extended to customers after performing credit evaluations. When significant credit risks exist, letters of credit or other appropriate security are generally requested.

Inventories primarily consist of costs incurred in support of customer contracts stated at the lower of cost (principally first-in, first-out method) or market, adjusted for potential contract valuation issues.

Property, plant, and equipment are recorded at cost and depreciated on the straight-line method over the estimated useful lives of individual assets. Leasehold improvements are amortized over the shorter of the lease term or useful lives. Estimated useful lives currently range between three to five years for machinery, equipment, furniture and fixtures; and 10 to 20 years for land improvements and buildings. Depreciation expenses amounted to $126,520,000 in 2000, $107,922,000 in 1999 and $100,850,000 in 1998.

Goodwill and contract intangibles include the unamortized excess of cost over the underlying net tangible value of assets acquired. Goodwill intangibles are amortized on a straight-line basis over their estimated useful lives (primarily 10 or 15 years). The estimated useful life assigned to individual acquired goodwill is established after reviewing its related product area, its market position and outlook, and other pertinent factors. Contract intangibles are amortized over the initial contract period.

Long-lived asset impairment reviews are regularly conducted by the Company using projected future cash flows and such other factors as prescribed by Statement of Financial Accounting Standard No. 121. During fiscal 1999, an impairment provision of $4,081,000 was provided for certain intangibles and equipment. This provision is reflected in the financial statements as depreciation and amortization expense.

Deferred income taxes are provided on temporary differences as certain contract related revenues and expenses are reported in periods which differ from those in which they are taxed. U.S. income taxes in excess of estimated foreign income tax credits have not been provided on certain undistributed earnings of foreign subsidiaries aggregating $126 million at June 30, 2000, which are considered to be permanently reinvested abroad. Otherwise, $25 million of additional deferred U.S. income taxes (net of related estimated foreign income tax credits) would have been provided.

Research and development is conducted by the Company under both customer-sponsored and Company-sponsored programs. Company-sponsored programs include research and development related to government products and services, which are allocable and recoverable in the same manner as general and administrative expenses under U.S. Government regulations. Customer-sponsored research and development costs are accounted for as any other program cost. Total engineering costs incurred by the Company, including research and development, were $37,301,000 in 2000, $35,281,000 in 1999, and $36,961,000 in
1998.

General and administrative expenses included in costs and expenses approximated $32,274,000 in 2000, $23,681,000 in 1999, and $21,976,000 in 1998.

Forward currency exchange contracts are used in certain instances by the Company to reduce its risk on component purchases transacted in other than the applicable functional currency. Realized and unrealized gains or losses on such contracts that are effective hedges of liabilities, or projected cash flows, as determined prior to adoption of SFAS No. 133, are recognized as foreign currency exchanges gains or losses included in costs and expenses.

Foreign currency exchange net gains (losses) included in costs and expenses approximated $580,000 in 2000, ($7,732,000) in 1999, and $794,000 in 1998.

Stock split. The Company declared and paid a two-for-one stock split in the form of a 100% dividend in February 2000. All share and per share data in the financial statements reflect the effect of this stock split.

Adoption of new financial accounting standards. The Company does not anticipate any material difference in the presentation of its financial statements when it adopts FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities in July 2000. The Company also anticipates no impact when it adopts FASB Interpretation No. 44, Accounting for certain transactions involving stock compensation in fiscal 2001. Additionally, the Company has reviewed the Securities and Exchange Commission's Staff Accounting Bulletin 101 and believes its revenue recognition policies are in compliance.

Note B Long-term Debt

Industrial revenue bonds. The Company is obligated by lease or guarantee for $21,415,000 at June 30, 2000, and $21,545,000 at June 30, 1999, of industrial revenue bonds maturing through the year 2015. The majority of such borrowings currently bear variable interest ranging between 3.89% and 7.03%, and are secured by related properties or irrevocable letters of credit.

Long-term notes. The Company is obligated under notes maturing through the year 2006 amounting to $20,023,000 and $20,128,000 at June 30, 2000, and 1999,
respectively. Substantially all of the notes bear variable interest rates ranging between 4.96% and 7.50% at June 30, 2000.

      In July 1996, the Company borrowed $100,000,000 under a Senior Note agreement with a group of institutional lenders. The Notes bear interest at 7.59% and are payable in six annual installments of $16,667,000 beginning in July 2001. The interest rate may be adjusted upward by 0.75% if the Company fails to meet certain financial ratios.

      In June 2000, the Company entered into two credit agreements with a group of domestic and international banks, whereby the Company may borrow principal amounts up to $300,000,000 under a 364-day revolving credit line, and $200,000,000 under a five-year credit line. At June 30, 2000, $60,000,000 was outstanding under these agreements. These credit agreements bear variable interest based on a defined bank rate, which was 7.162% at June 30, 2000. The 364-day revolving credit line can be extended for one year under certain conditions. The Company can also request a $25,000,000 increase in the revolving credit line every six months up to $50,000,000. A similar provision exists in the five-year credit facility to increase the applicable credit line by $150,000,000. The agreements contain certain covenants, the most restrictive of which requires the Company to maintain a certain consolidated net worth which at June 30, 2000, was $1,027,200,000. A commitment fee is paid on the unused portion under the credit agreements together with a utilization fee. No compensating balances are required under the agreements.

      Short-term borrowings may be drawn under the credit agreements. Because of the Company's ability and intent to refinance such borrowings, total borrowings under the credit agreements up to $200,000,000 may be classified as long-term.

      The Company has a $300,000,000 asset securitization agreement expiring in June 2001 under which certain accounts receivable can be sold with limited recourse. As funds are collected, additional eligible receivables may be sold to bring the outstanding balance to the desired level. At June 30, 2000, $142,000,000 of receivables were sold under this agreement at a weighted discount rate of 6.62%. No amounts were sold under this agreement at June 30, 1999. A commitment fee is paid on the unused portion, together with a usage fee.

      Unused credit facilities and commitments at June 30, 2000, approximated $673,000,000.

Convertible subordinated notes. In March 2000, the Company issued $575,000,000 of 3% Convertible Subordinated Notes maturing March 15, 2007. The Notes are convertible into the Company's common stock at $56.23 per share. The Company may redeem the Notes on or after May 20, 2003, although there is no mandatory redemption. The majority of June 30, 2000's deferred charges netted against long-term debt relate to the costs associated with the issuance of these Notes, including underwriters' discount. In May 1999 the then outstanding 5% Convertible Subordinated Notes due May 1, 2006, were substantially converted into 11,792,343 shares of common stock.

Deferred charges netted against total year end long-term debt were $13,675,000 in 2000 and $479,000 in 1999.

Debt, lease, and rental payments. Long-term debt maturities for the next five fiscal years are: $14,361,000 in 2001; $16,798,000 in 2002; $16,798,000 in 2003;
$16,798,000 in 2004; and $76,798,000 in 2005. While the Company leases certain real property in its operations, annual rental expense and future commitments are not material to its operations.

Note C Financial Instruments

June 30, 2000's estimated fair values of the financial instruments represented by cash and cash equivalents, and trade receivables approximated their recorded values. Convertible Subordinated Notes outstanding at June 30, 2000, had a year end trading price of $563,500,000 on the New York Stock Exchange. No Convertible Notes were outstanding at June 30, 1999. All other debt instruments' fair value is estimated to approximate their recorded value, as their applicable interest rates approximate current market rates.

      The Company holds minority interest in two privately held entities: eHITEX, Inc. and UNIWILL Computer Corporation. Each investment represents less than 20% ownership of the respective entity. As such, both are accounted for under the cost method. As of June 30, 2000, the carrying amount of these two investments is approximately $16,500,000. It was not practicable to estimate the fair values of these investments because of the absence of a readily determinable market without incurring excessive cost.

      Investments held in Rabbi Trusts other than Company common stock are recorded at their fair value. Any gain or loss on such assets are offset by a corresponding decrease or increase in defined compensation expense and related accrual. Rabbi Trust assets included in other noncurrent assets amounted to $25,877,000 and $20,136,784 at June 30, 2000 and 1999, respectively.

      The Company has forward currency exchange contracts outstanding at June 30, 2000, to reduce its cash flow risk on certain subsidiary's purchase requirements in currencies other than its functional currency. Such Euro denominated contracts expire at various dates through September 25, 2000, and were for the following currencies and amounts: Swedish Krona in the amount of $19,154,000; Japanese Yen in the amount of $3,393,000; British Pounds in the amount of $24,412,000, and U.S. Dollars in the amount of $42,585,000.

Note D Per Share Earnings

Basic earnings per share are computed by dividing reported net income for the period by the weighted average number of shares of common stock outstanding during the period. A reconciliation of the net income and weighted average number of shares used for the diluted earnings per share computations follows:

(In thousands of dollars,
except share data)                                                               2000           1999           1998
-------------------------------------------------------------------------------------------------------------------
Net income                                                                   $196,735       $137,848       $145,085
Add back after-tax interest expense for convertible subordinated notes          3,618          7,965          9,232
-------------------------------------------------------------------------------------------------------------------
   Adjusted net income                                                       $200,353       $145,813       $154,317
-------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding  during period              144,240,042    124,071,098    119,721,188
Applicable number of shares for stock options  outstanding for period       2,478,233      1,510,432      1,844,732
Number of convertible shares for outstanding convertible                    2,938,394     19,642,998     23,589,744
subordinated notes
-------------------------------------------------------------------------------------------------------------------
Weighted average number of shares                                         149,656,669    145,224,528    145,155,664
-------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                      $1.34          $1.00          $1.06
-------------------------------------------------------------------------------------------------------------------

Note E Employee Benefit Plans

      The Company provides retirement benefits to its domestic employees who meet certain age and service requirements through three plans: a defined benefit supplemental pension plan; a qualified savings plan (401(k) Plan); and a deferred compensation plan. The Company provides defined pension benefits to its Brockville, Ontario, Canada employees under separate salaried and hourly plans. Additionally, post retirement medical benefits and a savings plan are provided to salaried employees at the Brockville location. The actuarial computed accrued post retirement medical benefits for the Brockville salaried employees at June 30, 2000, was $1,796,000. Fiscal 2000 expense for the plan was $233,000.
Subsequent to year end, a post retirement medical insurance plan was instituted in the U.S. to cover employees who may retire prior to being eligible for Medicare. Once a retired employee is eligible for Medicare, coverage ceases under the plan. The actuarial computed liability for this plan as of the adoption date is approximately $1,500,000. Defined pension plan benefits are computed based upon compensation earned during the employee's career at the Company or its subsidiaries and years of credited service. The Company funds its retirement benefit obligations annually at amounts that approximate the maximum deductible for income taxes. Canadian tax regulations allow for a greater cash tax deduction than the pension expense recognized in the consolidated financial statements. In previous years, the Company's Brockville operation (acquired in fiscal 2000) took full advantage of this tax deduction resulting in a noncurrent prepaid pension expense asset of $10,886,000 at June 30, 2000. Company contributions to savings and deferred compensation plans are equal to a percentage of employees' contributions and are fully funded when the liability is incurred. The Company's and employees' contributions to the deferred compensation plan are held in an irrevocable "Rabbi Trust". Nonemployee Directors also participate in an irrevocable "Rabbi Trust" deferred compensation plan, and a one-year stock appreciation rights plan that expires in October 2000. The Company also has defined contribution pension plans for its European employees who meet certain requirements, and savings plans for its Pointe-Claire, Quebec, Canada, and Thai employees. Company contributions to these various plans amounted to $11,328,000 in 2000, $8,827,000 in 1999, and $7,482,000 in 1998.

      Summarized details for each of the defined pension benefit plans follows:

                                                                                                     Brockville
                                                                                      --------------------------------------
(In thousands of dollars)                                                                 U.S.         Hourly       Salaried
----------------------------------------------------------------------------------------------------------------------------
June 30, 2000's:
Accumulated benefit obligation                                                         $41,575        $35,491        $24,354
Fair value of assets                                                                    34,600         40,443         28,688
Fiscal 2000 expense                                                                      4,790          1,074            227
----------------------------------------------------------------------------------------------------------------------------

Note F Income Taxes

      The provision for income taxes is summarized as follows:

(In thousands of dollars)                                                                 2000           1999            1998
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes:
   Domestic                                                                           $177,972       $131,809        $156,219
   Foreign                                                                             115,663         85,274          79,692
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                                 $293,635       $217,083        $235,911
-----------------------------------------------------------------------------------------------------------------------------
Taxes currently payable:
   Domestic                                                                           $ 62,091       $ 36,602        $ 55,977
   Foreign                                                                              15,353         13,921         (2,929)
Deferred taxes:
   Domestic                                                                              7,413         10,131          15,419
   Foreign                                                                              12,043         18,581          22,359
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                                 $ 96,900       $ 79,235        $ 90,826
-----------------------------------------------------------------------------------------------------------------------------

The reconciliation of the provision for income taxes and that based on the U.S. statutory rate is:

(In thousands of dollars)                                                                  2000            1999             1998
--------------------------------------------------------------------------------------------------------------------------------
Income taxes at U.S. statutory rate                                                    $102,772         $75,978          $82,569
Effects of U.S. state income taxes, net of federal benefits                               3,642           2,999            5,780
Effects of loss  carryforwards                                                           (2,124)           (657)              31
Effects of foreign operations                                                           (17,909)         (3,045)          (1,607)
Permanent differences                                                                    10,519           3,960            4,053
--------------------------------------------------------------------------------------------------------------------------------
Income taxes                                                                           $ 96,900         $79,235          $90,826
--------------------------------------------------------------------------------------------------------------------------------

      At June 30, 2000 and 1999, the net deferred tax asset was:

                                                                        2000                          1999
                                                               -----------------------      ------------------------

                                                                              Deferred                     Deferred
(In thousands of dollars)                                                        Asset                        Asset
Temporary Difference                                              Amount    (Liability)        Amount    (Liability)
--------------------------------------------------------------------------------------------------------------------
Difference between book and tax recognized contract profits:
U.S.                                                           $  65,042      $ 22,765      $  69,067      $ 24,173
Foreign                                                          (76,732)      (28,283)       (78,006)      (23,155)
Undistributed foreign earnings not currently taxable in U.S.    (169,793)      (38,714)      (145,874)      (30,067)
Accrued expenses not currently deductible:
U.S.                                                              43,773        15,320         44,905        15,384
Foreign                                                            1,204           215          2,240           632
Depreciation and amortization differences:
U.S.                                                               3,229         1,130         (1,564)         (547)
Foreign                                                          (29,957)      (11,441)       (45,951)      (13,774)
Net foreign operating loss carryforwards                           3,942         1,314          4,891         1,416
Valuation allowance:
Beginning of year                                                 (4,891)       (1,416)        (6,871)       (2,228)
Net change for year                                                  949           102          1,980           812
----------------------------------------------------------------------------------------------------------------------
Total                                                          $(163,234)     $(39,008)     $(155,183)     $(27,354)
----------------------------------------------------------------------------------------------------------------------

      In accordance with SFAS No. 123, the U.S. income tax benefit associated with exercised stock options of $8,333,000 in 2000, $2,766,000 in 1999, and $4,497,000 in 1998 is classified as an addition to capital in excess of par value.

Note G Geographic Data and Major Customers Information

The Company operates principally in the Electronics Manufacturing Services (EMS) Industry, where it serves its major customers on a global basis. Accordingly, the Company is viewed by its management as a global provider of manufacturing services to its customers. Evaluations are not only made of individual plant performances but, most importantly, of worldwide services provided to strategic customers.

      The Company's external sales and long-lived assets associated with its domestic and foreign operations are as follows:

                                                     Sales                                          Long-Lived Assets
                                  --------------------------------------------         -------------------------------------------
(In thousands of dollars)           Domestic        Foreign         Total                Domestic        Foreign          Total
----------------------------------------------------------------------------------------------------------------------------------
2000                                $4,131,439      $4,211,141      $8,342,580           $162,063        $427,096         $589,159
1999                                 3,903,238       2,807,547       6,710,785            139,584         308,401          447,985
1998                                 4,699,582       2,106,311       6,805,893            164,897         271,200          436,097
----------------------------------------------------------------------------------------------------------------------------------

U.S. export sales approximated $175,000,000, $116,000,000, and $185,000,000 for
the year ended June 30, 2000, 1999, and 1998, respectively.

      Sales to individual customer that exceeded 10% of annual consolidated sales in any of the last three fiscal years were: Hewlett-Packard ($2,629 million in 2000, $2,465 million in 1999, and $2,692 million in 1998); Nortel ($931 million in 2000); Dell ($681 million in 1999); and Compaq ($840 million in 1999).

Note H Stock Option Plans

The Company's stock option plan grants options to officers. Under the plan, the Board of Directors may award options at less than market price, but to date has granted all options at not less than 100% of market value on grant date. Vesting is normally 20% upon granting, with 20% per annum thereafter. Options expire 10 years after granting. The Company's retired Chairman was granted accelerated full vesting on 268,000 shares on June 30, 2000. He exercised options on 1,745,000 shares in August 2000. Stock options are accounted for in accordance with APB Opinion 25 and related Interpretations. Accordingly, no nonmonetary fair value compensation expense associated with options has been recorded. Had fair value compensation costs been determined under SFAS No. 123, pro forma net income and diluted earnings per share would have been reflected as follows:

(In thousands of dollars, except share data)          2000          1999          1998
--------------------------------------------------------------------------------------
Net income:
As reported                                    $   196,735   $   137,848   $   145,085
Pro forma                                          187,898       133,677       142,284

Diluted earnings per share:
As reported                                    $      1.34   $      1.00   $      1.06
Pro forma                                             1.28           .97          1.04

      These pro forma amounts were calculated using the Black-Scholes option pricing model based on the following weighted average assumptions: risk free interest rates of 6% in 2000, and 5% in 1999 and 1998; expected option lives of four years in 2000 and 1999, and three years in 1998; and, expected volatility factors of 66.0% in 2000, 55.5% in 1999, and 45.7% in 1998.

Information relating to the changes in the Company's stock options follows:

                                                       2000                              1999                             1998
                                   -------------------------------------------------------------------------------------------------
                                                 Weighted Average                  Weighted Average                 Weighted Average
(Shares in thousands)                 Shares      Exercise Price       Shares       Exercise Price      Shares       Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year        6,295.9       $12.13             5,446.0        $10.75             4,923.4       $ 6.76
Granted                                 2,267.0       $28.47             1,478.1        $16.82             1,402.0       $22.73
Exercised                                (719.9)      $43.20              (482.2)       $ 9.56              (660.0)      $ 4.68
Canceled                                 (372.4)      $26.09              (146.0)       $17.12              (219.4)      $16.01
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year              7,470.6       $16.82             6,295.9        $12.13             5,446.0       $10.75
------------------------------------------------------------------------------------------------------------------------------------
Exercisable at June 30                  4,677.0       $12.45             3,783.0        $ 8.76             3,138.0       $ 6.93
------------------------------------------------------------------------------------------------------------------------------------

      Shares available for additional granting at June 30 were 1,646,200 in 2000, 3,540,800 in 1999, and 856,800 in 1998. During 1999, an additional
4,000,000 shares for stock options were authorized. The following table summarizes June 30, 2000's outstanding stock option information.

(Shares in
thousands)
                                                Weighted Average
        Range of              Number               Remaining         Weighted Average         Number          Weighted Average
    Exercise Prices        Outstanding          Contractual Life     Exercise Prices        Exercisable       Exercisable Price
--------------------------------------------------------------------------------------------------------------------------------
$ 1.50 - $ 3.16                 782.0                 1.13                $ 2.08                 782.0             $ 2.08
$ 4.31 - $ 4.72                 816.0                 3.84                $ 4.63                 816.0             $ 4.63
$ 5.16 - $10.25                 650.2                 5.29                $ 8.62                 650.2             $ 8.62
$12.44 - $12.44                 860.4                 6.32                $12.44                 705.2             $12.44
$12.53 - $16.25                 150.0                 7.53                $13.22                  86.0             $13.49
$16.72 - $16.72               1,037.6                 8.31                $16.72                 471.2             $16.72
$17.44 - $22.00                 132.8                 8.16                $20.14                  60.8             $20.37
$22.19 - $22.19               1,159.6                 9.31                $22.19                 260.4             $22.19
$22.75 - $22.75                  20.0                 9.29                $22.75                   4.0             $22.75
$22.97 - $47.94               1,862.0                 8.35                $29.94                 841.2             $26.53
--------------------------------------------------------------------------------------------------------------------------------
$ 1.50 - $47.94               7,470.6                 6.73                $16.82               4,677.0             $12.45
--------------------------------------------------------------------------------------------------------------------------------

Note I Litigation

The Company has been sued by the Lemelson Medical Educational Research Foundation (Lemelson), together with 87 other defendants, including the Company's major domestic competitors and customers, alleging infringement on 15 patents relating to machine vision and use of bar coding and bar code readers in manufacturing. Lemelson has been successful in settling similar assertions against certain automobile and semiconductor manufacturers. Lemelson is requesting damages equal to a certain percent of sales for a 10-year period. The Company, together with other major defendants, intends to contest the validity of the patents. In addition, possible recourse exists against manufacturers of the equipment that Lemelson is alleging violated its patents. While no guarantee can be given, the Company does not believe that outcome of this lawsuit will result in any material adverse effect on the Company. The maximum exposure for this suit is currently estimated to be less than one percent of the Company's current assets, and the Company has provided for what it believes will be the likely outcome of the suit. Additionally, if Lemelson's patents are upheld, the Company believes it will be able to obtain adequate licenses to use them.

      The Company is involved in other lawsuits incidental to the conduct of business, but none are considered material.

Note J Acquisitions

The Company has over the last three years acquired certain assets and operations from its customers and entered into multiyear manufacturing agreements for related products. Additionally, the Company has acquired other manufacturing companies that enhanced its strategic position. These acquisitions have been accounted for as purchases, with the excess of the purchase price over the underlying assets being assigned to intangible assets. None of the acquisitions are considered significant to the Company's operations, and accordingly, no pro forma information is presented.

      In August 1999, the Company acquired Nortel Networks' Brockville, Ontario, Canada plant and certain other manufacturing assets, and entered into a multiyear manufacturing agreement. This plant supplies optical, data, and network subassemblies to Nortel. In December 1999, the Company purchased the manufacturing assets of TAG Manufacturing, Inc. of San Jose, California. TAG makes fabricated sheet metal products and assemblies (which are generally referred to as enclosures) for Original Equipment Manufacturers (OEMs) and Electronic Manufacturing Services (EMS) providers supporting the computing, networking, communications, and medical electronic equipment industries. The Company intends to expand TAG's enclosure operation into other geographic areas. In January 2000, the Company purchased ECI Telecom's Shemer manufacturing plant, located in Petah Tikva, Israel, and entered into a multiyear supply agreement. This plant provides printed circuit board assemblies to ECI for use in their telecommunications products. The excess of the purchase price over the acquired underlying tangible assets ($316,257,000) for these acquisitions is being amortized primarily over 15 years, since they represent substantial market and product expansions.

      In May 1999, the Company acquired the operations of Hewlett-Packard's Verifone, Inc. Kunshan, China plant and manufacturing operations. This facility will also be used for manufacturing other SCI customer products. The Company acquired various assets and operations from Ericsson Telecom, AB in support of an agreement whereby SCI was designated as one of Ericsson's primary manufacturing partners. The principal assets acquired were certain assets in Sweden during fiscal year 1998, a Leganes, Spain manufacturing operation in October 1998, and a Mexico City manufacturing operation in August 1998. Also, in support of being designated as a customer's primary manufacturing partner, the Company acquired certain Nokia Corporation manufacturing operations in Motala, Sweden, and Oulu, Finland in May and June 1998, and an engineering operation in fiscal 2000.

      The Company has conducted other acquisitions in the past three years which are of a lesser magnitude than those discussed above.

Note K Subsequent Events (Unaudited)

Subsequent to year end, the Company announced two additional acquisitions in August 2000: EOG Incorporated, a Mid- Atlantic electronics design and manufacturing services company with emphasis in telecommunications and optical networking activities; and Telrad Networks Ltd.'s Ma'alot, Israel facility that produces printed circuit board assemblies and other products for Telrad Networks and Nortel Networks.

Note L Selected Quarterly Financial Data (Unaudited)

Quarterly financial results and high and low stock prices, as reported on the New York Stock Exchange, for the last two fiscal years were:

                                                    2000                                                1999
                             -------------------------------------------------   -------------------------------------------------
(In thousands of dollars,        Fourth        Third       Second        First       Fourth        Third       Second        First
except per share data)          Quarter      Quarter      Quarter      Quarter      Quarter      Quarter      Quarter      Quarter
------------------------------------------------------------------------------   -------------------------------------------------
Net sales                    $2,306,489   $2,216,718   $2,155,367   $1,664,006   $1,802,254   $1,603,024   $1,735,930   $1,569,577
Operating profit                 92,692       86,549       79,715       62,715       69,521       55,641       56,940       52,700
Net income                       57,010       49,719       49,325       40,681       42,833       32,388       32,657       29,970
Diluted earnings per share   $      .38   $      .34   $      .34   $      .28   $      .30   $      .24   $      .24   $      .22
Market stock price range:
High                         $   58.375   $   55.125   $   43.156   $   28.438   $   25.000   $   29.688   $   28.969   $   22.250
Low                              32.750       33.500       19.531       21.125       12.625       14.594       10.375       10.625
------------------------------------------------------------------------------   -------------------------------------------------

      Quarterly and annual earnings per share are independently computed using the estimated effective income tax rate and Common Stock market prices applicable for that period. Consequently, the sum of individual quarterly diluted earnings per share may not equal the total for the year.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
SCI Systems, Inc.

We have audited the accompanying consolidated balance sheets of SCI Systems, Inc. as of June 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, cash flows and comprehensive income for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCI Systems, Inc. at June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                              /s/ Ernst & Young LLP
Birmingham, Alabama
August 2, 2000

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
                - None

                                    PART III.

                      INFORMATION INCORPORATED BY REFERENCE

      The following information required by Part III is incorporated herein by reference to the Company's definitive Proxy Statement pursuant to Regulation 14A for the October 27, 2000, Annual Meeting of Shareholders, filed with The Securities and Exchange Commission within 120 days after close of the fiscal year:

                                                                      Proxy Statement
                                                                          Page (s)
                                                                      ---------------
ITEM 10. Directors and Executive Officers of the Registrant         4 to 6, and 16 to 17

ITEM 11. Executive Compensation                                           18 to 20

ITEM 12. Security Ownership of Certain Beneficial Owners and
         Management                                                       3 and 4

ITEM 13. Certain Relationships and Related Transactions                     None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Index to exhibits, financial statements and schedules

1. Financial Statements
      The following consolidated financial statements of the registrant are included in Item 8:
               Consolidated Balance Sheets as of June 30, 2000, and 1999 For the years ended June 30, 2000, 1999, and 1998
               Consolidated Statements of Income
               Consolidated Statements of Shareholders' Equity
               Consolidated Statements of Cash Flows
               Consolidated Statements of Comprehensive Income
           Notes to Consolidated Financial Statements
           Report of Ernst & Young LLP, Independent Auditors

2. Schedules
      Schedule of Accounts Receivable Allowances

                         Balance at      Charged to     Charged to     Deductions (1)    Balance at
                         beginning of     costs and        other                             end
 Year ended:                period         expenses      accounts                         of period
     June 30, 2000         $12,630         $4,678           --           ($10,075)         $ 7,233
     June 30, 1999         $11,100           (2)            --              (2)            $12,630
      June 30 1998         $11,200           (2)            --              (2)            $11,100

(1)  Represents write off of uncollectible accounts
(2)  Charges to cost and expenses were not significant in these fiscal years

3. Exhibits

o The Registrant's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Definitive Proxy Statements are filed under SEC file No. 0-2251.

     NUMBER         DESCRIPTION

      3.1 Second Restated Certificate of Incorporation, as amended, with Certificate of Amendment of the Second Restated Certificate of Incorporation as filed with the Secretary of State of Delaware on January 26, 1996 (Incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-3, File No. 333-05917, as amended), and as further amended, with Certificate of Amendment to Second Restated Certificate of Incorporation dated December 15, 1997, (Incorporated herein by reference to Exhibit 3 to the registrant's Quarterly report on Form 10-Q for the quarter ended December 8, 1997.)

      3.2 By-laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 4.2 to Registration Statement on Form S-3, File No. 333-05917, as amended.)

      4.1 Supplemental indenture No. 1 dated as of March 15, 2000, between the Company and Bank One Trust Company, National Association, as trustee, relating to the Company's 3% Convertible Subordinated Notes due 2007. (Incorporated herein by reference to Exhibit 4. to Form 8-K filed on April 5, 2000.)

      10(a)(1) Five-Year Credit Agreement dated June 30, 2000, by and between the Registrant, its Obligated Subsidiaries and its Lenders.

      10(b)(1) 364-Day Credit Agreement dated June 30, 2000, by and between the Registrant, its Obligated Subsidiaries and to its Lenders.

        (c)(1) Second Restated Receivable Purchase Agreement dated as of June 14, 2000, among SCI Funding, Inc. as seller, SCI Technology, Inc., as initial servicer, SCI Systems, Inc., as Guarantor, and purchasers and the administrative agent.

        (d)(1) SCI Systems, Inc. 1994 Stock Option Incentive Plan. (Management contracts or compensatory plan) (Incorporated herein by reference to exhibit 10(d)(1) to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995.)

        (e)(1) Savings Plan of the SCI Systems, Inc. Employee Financial Security Program, dated July 1, 1991. (Management contracts or compensatory plan)(Incorporated herein by reference to
                    Exhibit 10 (i)(1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.)

        (f)(1) Deferred Compensation Plan of SCI Systems Employee Financial Security Program, as amended and restated January 1, 1992.(Management contracts or compensatory plan) (Incorporated herein by reference to Exhibit 10(j)(1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.)

        (g)(1) Supplemental Retirement Plan of the SCI Systems, Inc. Employee Financial Security Program, as amended and restated April 1994. (Management contracts or compensatory plan) (Incorporated herein by reference to Exhibit 10(k)(1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.)

        (h)(1) Adjustable Rate Senior Notes due 2006 Purchase Agreement, made as of June 28, 1996. (Incorporated herein by reference to Exhibit 10(i)(1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.)

        (i)(1) Senior Executive Officers Annual Incentive Plan. (Management contracts or compensatory plan) (Incorporated herein by reference to Exhibit 10 (j)(1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.)

        (j)(1)      Form of agreement with Olin King.

      13            2000 Annual Report to Shareholders.

      21            Subsidiaries of Registrant.

      23            Consent of Independent Auditors

      27            Financial Data Schedule

(b) Reports

      The Company filed one report on Form 8-K during the period of March 27, 2000, to June 30, 2000. The report, filed on April 5, 2000, dealt with the issuance of $575,000,000 of 3% Convertible Subordinated Notes on March 15, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SCI SYSTEMS, INC.


Date: September 27, 2000                  By: /s/ A. Eugene Sapp, Jr.
                                                  A. Eugene Sapp, Jr.
                                                  Chairman, President and Chief
                                                  Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      DATE                 SIGNATURE                       TITLE


September 27, 2000    /s/ A. Eugene Sapp, Jr.     Chairman, President and
                          A. Eugene Sapp, Jr.     Chief Executive Officer
                                                  (Principal Executive Officer)


September 27, 2000    /s/ James E. Moylan, Jr.    Senior Vice President and
                          James E. Moylan, Jr.    Chief Financial Officer
                                                  (Principal Financial Officer)


September 27, 2000     /s/ John M. Noll           Assistant Vice President,
                           John M. Noll           Corporate Controller
                                                  (Principal Accounting Officer)


September 27, 2000     /s/ Howard H. Callaway     Director
                           Howard H. Callaway

September 27, 2000     /s/ William E. Fruhan      Director
                           William E. Fruhan


September 27, 2000     /s/ Olin B. King           Director
                           Olin B. King


September 27, 2000     /s/ Wayne Shortridge       Director
                           Wayne Shortridge


September 27, 2000     /s/ G. Robert Tod          Director
                           G. Robert Tod


September 27, 2000     /s/ Jackie M. Ward         Director
                           Jackie M. Ward