Form 10-Q
period 2000-09-24
SCI SYSTEMS INC
filed 2000-11-08
CIK 87744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 -----------------------------------------------

                                    FORM 10-Q

                                   (Mark One)
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 24, 2000
                                       or
           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to ______________

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

              ----------------------------------------------------

                                 (256) 882-4800
              (Registrant's telephone number, including area code)

              ----------------------------------------------------

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

                   Common Stock, $.10 par value - 145,920,743
                         Outstanding at November 1, 2000

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                SCI Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                                                September 24,         June 30,
                                                                     2000               2000
(In thousands of dollars)                                        (Unaudited)             (*)
-------------------------------------------------------------------------------------------------
Assets

Current Assets
Cash and cash equivalents                                        $   89,655           $  166,759
Accounts receivable                                                 887,593              796,616
Inventories                                                       1,407,410            1,277,979
Refundable and deferred federal and foreign income taxes             83,929               63,132
Other current assets                                                 96,747               86,272
                                                                 -------------------------------
                                      Total Current Assets        2,565,334            2,390,758

Property, Plant, and Equipment
(Less accumulated depreciation and amortization of $596,386 at
September 24, 2000, and $565,657 at June 30, 2000)                  603,665              589,159

Goodwill
(Less accumulated amortization of $28,629 at
 September 24, 2000, and $21,472 at June 30, 2000)                  330,010              316,175

Other Noncurrent Assets                                              59,237               55,212
                                                                 -------------------------------

                                              Total Assets       $3,558,246           $3,351,304
                                                                 ===============================

* Derived from audited financial statements, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                                SCI Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                                                September 24,         June 30,
                                                                    2000                2000
(In thousands of dollars except share data)                     (Unaudited)              (*)
-----------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses                            $1,054,535          $1,014,368
Accrued payroll and related expenses                                 52,351              53,504
Federal, foreign and state income taxes                              24,058              19,743
Current maturities of long-term debt                                 30,681              14,361
                                                                 ------------------------------
                                 Total Current Liabilities        1,161,625           1,101,976

Other Non Current Liabilities                                       127,449             133,004

Long-term Debt - Note E
Industrial revenue bonds                                             19,716              19,769
Long-term notes                                                     261,918             164,459
Convertible notes                                                   564,233             564,174
                                                                 ------------------------------
                                      Total Long-term Debt          845,867             748,402

Shareholders' Equity
Preferred stock, 500,000 shares authorized but unissued                 -0-                 -0-
Common stock, $.10 par value: authorized 200,000,000; issued
  147,015,574 shares at September 24, 2000, and 144,996,374
  shares at June 30, 2000                                            14,700              14,500
Capital in excess of par value                                      532,337             477,531
Retained earnings                                                   950,986             900,531
Currency translation adjustment                                     (24,366)            (17,227)
Shares held in Rabbi trusts, at cost, 299,248 shares at
  September 24, 2000, and 288,472 shares at June 30, 2000            (8,110)             (7,072)
Treasury stock, at cost, 884,045 shares at September 24, 2000,
  and 118,732 shares at June 30, 2000                               (42,242)               (341)
                                                                 ------------------------------
                                Total Shareholders' Equity        1,423,305           1,367,922
                                                                 ------------------------------

                Total Liabilities and Shareholders' Equity       $3,558,246          $3,351,304
                                                                 ==============================

* Derived from audited financial statements, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                                SCI Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                Quarter Ended:

                                                                        September 24,       September 26,
(In thousands of dollars except share data)                                 2000                1999
---------------------------------------------------------------------------------------------------------
Net sales                                                                $2,027,988           $1,664,006
Costs and expenses                                                        1,933,538            1,598,313
Goodwill and contract intangibles amortization expense                        7,989                2,978
                                                                        --------------------------------
                                              Operating Income               86,461               62,715

Other income (expense):
 Interest expense (net of interest income of $1,877 in
  fiscal year 2001 and $1,912 fiscal year 2000)                             (11,770)              (1,994)
 Other, net                                                                     616                   (3)
                                                                        --------------------------------
                                    Income Before Income Taxes               75,307               60,718

Income taxes - Note C                                                        24,851               20,037
                                                                        --------------------------------

                                                    Net Income           $   50,456           $   40,681
                                                                        ================================

Earnings per share - Note F:
  Basic                                                                        $.34                 $.28
  Diluted                                                                      $.34                 $.28

Weighted average number of shares used in computation:
  Basic                                                                 146,900,388          143,940,544
  Diluted                                                               159,515,092          145,946,556

See notes to condensed consolidated financial statements.

                                SCI Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                               Quarter Ended:

                                                                                     September 24,         September 26,
(In thousands of dollars)                                                                2000                   1999
------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                             $  50,456             $  40,681
Adjustments to reconcile net income to net cash (used for)
   provided by operations:
   Depreciation and amortization                                                          42,835                30,711
   Changes in current assets and liabilities:
     Accounts receivable                                                                 (94,045)              223,199
     Inventories                                                                        (133,891)             (239,203)
     Other current assets                                                                (13,034)                2,714
     Accounts payable and accrued expenses                                                41,960               107,373
     Income taxes                                                                          4,373                 9,809
   Other non cash items - net                                                              3,756                 1,749
                                                                                       -------------------------------
                             Net Cash (Used for) Provided by Operating Activities        (97,590)              177,033
                                                                                       -------------------------------
Investing Activities
Purchase of property, plant, and equipment                                               (52,617)              (65,068)
Acquisition costs in excess of underlying asset values                                   (20,992)             (170,441)
Other                                                                                     (1,567)              (12,004)
                                                                                       -------------------------------
                                           Net Cash Used for Investing Activities        (75,176)             (247,513)
                                                                                       -------------------------------
Financing Activities
Payments on long-term debt                                                              (317,379)              (59,101)
Proceeds from long-term debt                                                             430,875                58,747
Issuance of common stock, net of treasury stock purchases                                (22,120)                  525
                                                                                       -------------------------------
                                        Net Cash Provided by Financing Activities         91,376                   171
                                                                                       -------------------------------
Effect of exchange rate changes on cash                                                    4,286                   728
                                                                                       -------------------------------
Net decrease in cash and cash equivalents                                                (77,104)              (69,581)
Cash and cash equivalents at beginning of period                                         166,759               216,085
                                                                                       -------------------------------

                                       Cash and Cash Equivalents at End of Period      $  89,655             $ 146,504
                                                                                       ===============================

Cash equivalents consist of short-term deposits and liquid marketable securities which are stated at cost that approximates market value.

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
September 24, 2000
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of significant intercompany accounts and transactions. The financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Independent auditors have not examined the statements (and all other information in this report), but in the opinion of the Company all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the period, have been made. The results of operations for the period ended September 24, 2000, are not necessarily indicative of the results of operations for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

In July 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This adoption had an insignificant effect on the accompanying financial statements.

Note B - Stock Split in the Form of a Stock Dividend

The Company paid a two-for-one stock split in the form of a stock dividend on February 18, 2000, to shareholders of record as of February 4, 2000. All number of shares and earnings per share amounts presented in the accompanying financial statements for fiscal year 2000 reflect this stock split.

Note C - Income Taxes

U.S. income taxes in excess of estimated foreign income tax credits have not been provided on certain undistributed pretax earnings of foreign subsidiaries aggregating $136 million at September 24, 2000, which are considered to be permanently invested. Otherwise, approximately $27 million of cumulative deferred income taxes (net of related estimated foreign income tax credits) would have been provided. The estimated income tax provision for fiscal 2001 differs from the U.S. statutory income tax rate due to state income taxes offset by lower taxed foreign earnings considered permanently invested. The $35 million income tax benefit associated with exercised stock options during the quarter has been classified as other contributed capital in accordance with SFAS No. 123.

Note D - Acquisitions

EOG Incorporated, a mid-Atlantic domestic electronics design and manufacturing services manufacturer was acquired in August 2000. EOG specializes in the assembly of highly engineered electronics for the medical, telecommunications and optical networking markets.

Three additional acquisitions were concluded subsequent to the end of fiscal 2001's first quarter in October 2000: Telerad Network Ltd.'s Ma'alot facility in Israel which produces printed circuit board assemblies and other products for Telerad and Nortel Networks; ERG Group Limited's telecommunications manufacturing operations in Perth, Western Australia and Belgium that include production of Nokia Networks' GSM base stations and ERG's telecommunications business products in Perth and ERG's telecommunications transit business products in Belgium; and CMS Hartzell, Inc., which operates eight U.S. production facilities engaging in sheet metal fabrication, plastic molding and die casting together with providing significant enclosure industry engineering capabilities.

None of these acquisitions is considered significant to the Company's operations, and accordingly, no pro forma information is presented.

Also in October 2000, the Company announced a multiyear, multibillion dollar outsourcing agreement with Ericsson. The Company will assume production of all current and future radio base systems conducted in Ericsson's Lynchburg, Virginia facility. This transaction is expected to be concluded in fiscal 2001's second quarter.

Note E - Changes in Amount Outstanding of Securities or Indebtedness
Total unused credit facilities available to the Company at September 24, 2000, approximated $511 million. At September 24, 2000, the Company had sold $209 million of accounts receivable under its asset securitization agreement. The Company increased its borrowings $115 million under its bank lines during the quarter.

Note F - Earnings per Share

Basic earnings per share are computed by dividing reported net income for the period by the weighted average number of shares of common stock outstanding during the period. A reconciliation of the net income and weighted average number of shares used for the diluted earnings per share computations, after adjustment for the February 20000 stock split, follows:

                                                                                                 Quarter Ended:
                                                                                     ----------------------------------------
(In thousands of dollars,                                                            September 24,              September 26,
   except share data )                                                                   2000                       1999
                                                                                     ------------               ------------
Net income                                                                                $50,456                    $40,681
Add back after-tax interest expense for
 convertible subordinated notes                                                             3,140                        -0-
                                                                                          -------                    -------
                                                    Adjusted net income                   $53,596                    $40,681
                                                                                          =======                    =======
Weighted average number of shares
 outstanding during period                                                            146,900,388                143,940,544
Applicable number of shares relating to
 stock options outstanding during the period                                            2,388,846                  2,006,012
Number of shares if outstanding convertible
 subordinated notes were converted                                                     10,225,858                        -0-
                                                                                      -----------                -----------
                                      Weighted average number of shares               159,515,092                145,946,556
                                                                                      ===========                ===========

Diluted earnings per share                                                                   $.34                       $.28
                                                                                             ====                       ====

Note G - Treasury Stock Transaction

During the first quarter, the Company's retired Chairman exercised all of his outstanding stock options and purchased 1,745,000 shares. Under the Stock Option Plan provisions, he elected to exchange common stock of the Company that he owned, valued at the exchange date's market price, as payment for these options and the required minimum withholding tax liabilities. The exchanged common stock (765,313 shares) is reflected as Treasury Stock.

Note H - Comprehensive Income

Comprehensive income consists of the following:

                                                           Quarter Ended:
                                                    ----------------------------
                                                    September 24,  September 26,
    (In thousands of dollars)                           2000           1999
    ----------------------------------------------------------------------------

    Net income                                        $50,456        $40,681

    Net currency translation adjustment loss           (9,860)        (1,247)

    Income tax benefit                                  2,721            412
                                                      ----------------------
                    Other comprehensive income         (7,139)          (835)
                                                      ----------------------

                          Comprehensive income        $43,317        $39,846
                                                      ======================

These currency translation losses are the net result of translations of the Swedish subsidiary's non-U.S. functional currency financial statements to U.S. dollars and of non-U.S. dollar long-term intercompany advances.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

From time to time the Company may publish or express forward-looking statements, including those herein, relating to such matters as anticipated financial performance, business prospects and outlook, plant expansions, foreign sales and currency risks, technological developments, price competition, operating margins, liquidity, and similar matters. Such statements generally contain the words "may", "believes", "anticipates", "estimates", "expects", and words of similar import. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In compliance with such safe harbor terms, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from past performance or from anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may cause actual results to differ materially include component availability and pricing, management of growth, customer concentration, customer order flow, competition, technological change, trends in selling prices for the Company's customers' products, foreign currency fluctuations, projected capital expenditures, qualitative market risk disclosures, and other similar statements and risks described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales of items on the Consolidated Statements of Income. This financial information and the following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this Form 10-Q.

                                                           Quarter Ended:
                                                    ----------------------------
                                                    September 24,  September 26,
                                                        2000           1999
                                                    -------------  -------------
Net Sales                                              100.00%        100.00%
Cost and expenses                                      (95.35)        (96.05)
Intangibles amortization                                (0.39)         (0.18)
                                                    ---------      ---------
                                Operating income         4.26           3.77
Net interest expense                                    (0.58)         (0.12)
Other income (expense)                                   0.03            -0-
                                                    ---------      ---------
                      Income before income taxes         3.71           3.65
Income taxes                                            (1.22)         (1.21)
                                                    ---------      ---------
                                      Net income         2.49%          2.44%
                                                    =========      =========

Sales for the first quarter were $2.03 billion, 22% higher than the $1.66 billion in the same period a year earlier. Net income was $50.5 million in the quarter, a 24% increase over the $40.7 million in the same quarter of fiscal 2000. Basic and diluted earnings per share for the quarter were $.34 each, compared with $.28 each a year earlier, an increase of 21%. Diluted earnings per share excluding the after-tax effect of goodwill amortization, referred to as "Cash EPS", were $.37 per share compared with $.29 a year earlier.

The majority of the sales growth occurred in operations that have been in service for over a year. Operations that were acquired subsequent to fiscal 2000's first quarter, or in the case of the acquisition of Nortel Networks' Brockville facility in September 1999, accounted for approximately eight percentage points of the sales growth. Foreign operations accounted for 57% of fiscal 2001's first quarter sales compared with 44% in fiscal 2000's first quarter and approximately 50% in total for fiscal 2000. Asia, Europe and Mexico all had strong sales growth in fiscal 2001's first quarter in comparison to last fiscal year's first quarter. Foreign operations first quarter sales grew 59% year over year, while domestic operations' sales declined by 7%. Domestic operations' growth is expected to substantially increase as a result of recent acquisitions, especially as a result of the pending acquisition of Ericsson's Lynchburg, Virginia operation.

The run rate at the end of fiscal 2001 telecommunications products is estimated to be in the mid 30s as a percent of sales, with PC finished units being in the low teens. Sales generated by PC related products are expected to decline to less than a third of SCI's business by the end of fiscal 2001.

Continued telecommunication product diversification, and a lower PC finished products concentration led, to higher operating margin in fiscal 2001's first quarter. Special asset carrying charges to customers also contributed to a higher operating margin in the quarter. This change partially offset the higher interest expense in fiscal 2001's first quarter. Operating margins before intangible amortization increased to 4.65% of sales in fiscal 2001's first quarter from 3.95% in fiscal 2000's same quarter. This operating margin may be slightly higher than is maintainable in future quarters due to product mix and asset carrying charges variations.

Interest expense increased in fiscal 2001's first quarter from a year ago primarily as a result of higher borrowings and amounts sold under the asset securitization program. Increased financing was required to fund revenue growth, acquisitions and increased days of sales in accounts receivable and inventories.

Current customer and component market conditions, together with a lower sales percentage of PC finished products with their innate higher asset turnover, led to higher asset days of sales than in the past. We believe some relief in the time required to fill critical shortages, as well as lead time stability, is occurring in the component shortage market condition.

Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) increased 36% in fiscal 2001's first quarter to $129.2 million from $95.3 million in fiscal 2000's first quarter.

The estimated effective income tax rate differs from the U.S. statutory rate primarily due to the effects of state income taxes, offset by lower taxes on foreign earnings considered permanently invested.

Capital Resources and Liquidity

Cash was used for operating activities in the first quarter of fiscal 2001 primarily as a result of increased days of sales in accounts receivable and inventories as previously discussed. During the first quarter of fiscal 2001, we increased the amount sold under our asset securitization program by $67 million, compared with the $190 million sold in fiscal 2000's first quarter. Cash used by operations in the first quarter was primarily funded by available cash balances. The $115 million increase in working capital at September 24, 2000, from that at June 30, 2000, mainly resulted from the aforementioned changes. The $75 million of cash used for investing activities was funded by the $115 million increase in borrowings under the bank credit agreement.

Fiscal 2001's capital expenditures, including acquisitions, could substantially exceed last fiscal year's $596 million. We believe we can adequately fund such capital expenditures and our foreseeable working capital requirements.

Available liquidity at September 24, 2000, was $601 million, $511 million in available credit and $90 million in cash. In October 2000, a $200 million short-term bank facility was obtained to fund potential additional cash requirements. In anticipation of possibly obtaining required funding through public markets, we have on file with the Securities and Exchange Commission shelf-registration statements covering $1,225 million in unissued securities which may be issued in various forms.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Short-term interest rate changes can impact the Company's interest expense on its variable interest rate debt, as well as the discount (reflected as interest expense) on its accounts receivable sold under an asset securitization agreement. Outstanding variable interest rate debt and accounts receivable sold approximated $423 million at September 24, 2000. A one percentage point change in short-term interest rates could have a current impact of increasing interest expense by approximately $4.2 million on an annual basis. Interest rates are expected to increase in the near future. Changing interest rates could have a larger impact on future earnings if variable interest rate debt is used to finance acquisitions and growth beyond that currently projected. Presently, fixed-rate debt is largely being used to finance the Company's operations.

The Company predominantly conducts its foreign sales and purchase transactions in U.S. dollars or under customer contract provisions that protect against most major currency risks. The largest currency risk at September 24, 2000, was that associated with the Brazilian operations. Unlike most other foreign operations of SCI, this plant is directly subjected to the effects of currency devaluation on certain customers' contracts until forward pricing is adjusted accordingly (normally monthly). At September 24, 2000, the Company had approximately $38 million of net current assets offset by $24 million in long-term intercompany advances subject to this currency exposure. Approximately $24 million of inventory is subject to repricing arrangements for currency fluctuations. The Company considers the Brazilian economic outlook too uncertain to predict.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    (1) Exhibit 27 - Financial Data Schedule for September 24, 2000.

(b) Reports

    The Company filed no reports on Form 8-K during the period of July 1, 2000, to September 24, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SCI Systems, Inc.
                                         -----------------
                                           (Registrant)

                                         SCI SYSTEMS, INC.


Date: November 7, 2000                      By: /s/ James E. Moylan, Jr.
      ----------------                          ------------------------
                                            James E. Moylan, Jr.
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)


Date: November 7, 2000                      By: /s/ John M. Noll
      ----------------                          ----------------
                                            John M. Noll
                                            Assistant Vice President,
                                            Corporate Controller
                                            (Principal Accounting Officer)