Form 10-Q
period 2000-12-24
SCI SYSTEMS INC
filed 2001-02-07
CIK 87744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (Mark One)
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 24, 2000

                                       Or

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to _____________

                          Commission file Number 0-2251

                                SCI SYSTEMS, INC
             (Exact name of registrant as specified in its charter)

           Delaware                                             63-0583436
 (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

                            2101 West Clinton Avenue
                              Huntsville, AL 35805
                    (Address of principal executive offices)
              ----------------------------------------------------

                                  256-882-4800
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class                               Outstanding at February 2, 2001
----------------------------                   -------------------------------
Common Stock, $.10 par value                            145,920,656 shares

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                                SCI Systems, Inc.
                      Condensed Consolidated Balance Sheet

                                                                                    December 24, 2000        June 30, 2000
(In thousands of dollars)                                                              (Unaudited)                (*)
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and cash equivalents                                                                 $79,053              $166,759
Accounts receivable                                                                     1,092,276               796,616
Inventories                                                                             1,550,013             1,277,979
Refundable and deferred federal and foreign income taxes                                   22,726                63,132
Other current assets                                                                      112,299                86,272
                                                                                     ----------------------------------
                                                             Total Current Assets       2,856,367             2,390,758

Property, Plant and Equipment
(Less accumulated depreciation and amortization of                                        688,179               589,159
$632,687 at December 24, 2000, and $565,657 at June 30, 2000)

Goodwill
(Less accumulated amortization of $38,343 at                                              562,331               316,175
December 24, 2000, and $21,472 at June 30, 2000)

Other Noncurrent Assets                                                                    54,290                55,212
                                                                                     ----------------------------------

                                                                     Total Assets      $4,161,167            $3,351,304
                                                                                     ==================================

See notes to condensed consolidated financial statements

                                SCI Systems, Inc.
                      Condensed Consolidated Balance Sheet

                                                                                     December 24, 2000     June 30, 2000
(In thousands of dollars except share data)                                             (Unaudited)              (*)
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDER EQUITY

Current Liabilities
Current maturities of long-term debt and short-term bank borrowings                       $356,735              $14,361
Accounts payable and accrued expenses                                                    1,258,404            1,014,368
Accrued payroll and related expenses                                                        55,815               53,504
Federal, foreign and state income taxes                                                     15,628               19,743
                                                                                     ----------------------------------
                                                        Total Current Liabilities        1,686,582            1,101,976

Other Noncurrent Liabilities                                                                95,783              133,004

Long-term Debt - Note E
Industrial revenue bonds                                                                    21,723               19,769
Long-term notes                                                                            311,259              164,459
Convertible notes                                                                          563,303              564,174
                                                                                     ----------------------------------
                                                             Total Long-term Debt          896,285              748,402

Shareholders' Equity
Preferred stock, 500,000 shares authorized but unissued
Common stock, $.10 par value: authorized 500,000,000; issued 147,017,974
   shares at December 24, 2000, and 144,996,374 shares at June 30, 2000                     14,702               14,500
Capital in excess of par value                                                             532,577              477,531
Retained Earnings                                                                        1,007,014              900,531
Currency translation adjustment                                                            (20,509)             (17,227)
Shares held in Rabbi Trust, at cost (224,586 shares at December 24, 2000,
   and 288,472 shares at June 30, 2000)                                                     (9,025)              (7,072)
Treasury stock, at cost (884,045 shares at December 24, 2000, and
   118,732 shares at June 30, 2000)                                                        (42,242)                (341)
                                                                                     ----------------------------------
                                                       Total Shareholders' Equity        1,482,517            1,367,922
                                                                                     ----------------------------------

                                       Total Liabilities and Shareholders' Equity       $4,161,167           $3,351,304
                                                                                     ==================================

See notes to condensed consolidated financial statements

* Derived from audited financial statements, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements

                                SCI Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                 Quarter Ended:

                                                                       December 24,         December 26,
(In thousands of dollars except share data)                                2000                 1999
----------------------------------------------------------------------------------------------------------
Net sales                                                               $2,595,364           $2,155,367
Cost and expenses                                                        2,482,784            2,069,844
Goodwill and contract intangibles amortization expense                      10,546                5,808
                                                                      ---------------------------------
                                              Operating Income             102,034               79,715
Other income (expense):
  Interest expense (net of interest income of $2,600                       (18,812)              (6,337)
   in fiscal year 2001 and $1,278 in fiscal year 2000)
  Other, net                                                                   401                  242
                                                                      ---------------------------------
                                    Income Before Income Taxes              83,623               73,620
Income taxes - Note C                                                       27,596               24,295
                                                                      ---------------------------------
                                                    Net Income             $56,027              $49,325
                                                                      =================================
Earnings per share - Note F:
  Basic                                                                       $.38                 $.34
  Diluted                                                                     $.37                 $.34

Weighted average number of shares used in computation
  Basic                                                                147,677,248          144,031,126
  Diluted                                                              159,321,494          146,444,864

See notes to condensed consolidated financial statements

                                SCI Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                               Six Months Ended:

                                                                       December 24,         December 26,
(In thousands of dollars except share data)                                2000                 1999
----------------------------------------------------------------------------------------------------------
Net sales                                                               $4,623,352           $3,819,373
Cost and expenses                                                        4,416,322            3,668,157
Goodwill and contract intangibles amortization expense                      18,535                8,786
                                                                      ---------------------------------
                                              Operating Income             188,495              142,430
Other income (expense):
  Interest expense (net of interest income of $4,479                       (30,582)              (8,331)
    in fiscal year 2001 and $3,190 in fiscal year 2000)
  Other, net                                                                 1,017                  238
                                                                      ---------------------------------
                                    Income Before Income Taxes             158,930              134,337
Income taxes - Note C                                                       52,447               44,331
                                                                      ---------------------------------
                                                    Net Income            $106,483              $90,006
                                                                      =================================
Earnings per share - Note F:
  Basic                                                                       $.72                 $.63
  Diluted                                                                     $.71                 $.62

Weighted average number of shares used in computation:
  Basic                                                                147,034,370          143,986,726
  Diluted                                                              159,175,244          146,196,601

See notes to condensed consolidated financial statements

                                SCI Systems, Inc
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                Six Months Ended:

                                                                                          December 24,     December 26,
(In thousands of dollars)                                                                     2000             1999
--------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                                  $106,483          $90,006

Adjustments to reconcile net income to net
  cash (used for) provided by operations:
  Depreciation and amortization                                                               93,755           66,380
  Changes in current assets and liabilities:
    Accounts receivable                                                                     (297,355)         166,199
    Inventories                                                                             (273,262)        (409,457)
    Other current assets                                                                     (31,049)         (12,945)
    Accounts payable and accrued expenses                                                    248,691          259,907
    Income taxes                                                                              (4,159)          (7,583)
Other non cash items, net                                                                     37,810            5,039
                                                                                         ----------------------------
                                  Net Cash (Used for) Provided by Operating Activities      (119,086)         157,546

Investing Activities
  Purchase of property, plant and equipment                                                 (176,077)        (153,639)
  Acquisition cost in excess of underlying asset values                                     (261,771)        (303,860)
  Other                                                                                       (2,924)          (4,810)
                                                                                         ----------------------------
                                                Net Cash Used for Investing Activities      (440,772)        (462,309)

Financing Activities
  Net increase in other short-term notes                                                     239,927          148,289
  Payments on long-term debt                                                                (538,469)        (300,164)
  Proceeds from long-term debt                                                               789,847          400,689
  Issuance of common stock                                                                   (21,879)           2,743
                                                                                         ----------------------------
                                             Net Cash Provided by Financing Activities       469,426          251,557

Effect of exchange rate changes on cash                                                        2,726             (784)
                                                                                         ----------------------------
Net decrease in cash and cash equivalents                                                    (87,706)         (53,990)

Cash and cash equivalents at beginning of period                                             166,759          216,085
                                                                                         ----------------------------

                                            Cash and cash equivalents at end of period       $79,053         $162,095
                                                                                         ============================

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements
December 24, 2000
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions. The financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Independent auditors have not examined the statements (and all other information in this report), but in the opinion of the Company all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the period, have been made. The results of operations for the quarter and six-month periods ended December 24, 2000, are not necessarily indicative of the results of operations for the year ending June 30, 2001. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

In July 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This adoption had an insignificant effect on the accompanying financial statements.

Note B - Stock Split in the Form of a Stock Dividend

The Company's paid a two-for-one stock split in the form of a stock dividend on February 18, 2000 to shareholders of record as of February 4, 2000. All number of shares and earnings per share amounts presented in the accompanying financial statements reflect this stock split.

Note C - Income Taxes

U.S. income taxes in excess of estimated foreign income tax credits have not been provided on certain undistributed earnings of foreign subsidiaries aggregating $152 million at December 24, 2000, considered permanently invested. Otherwise, approximately $29 million of cumulative deferred income taxes (net of related estimated foreign income tax credits) would have been provided. The estimated income tax provision for fiscal 2001 differs from the U.S. statutory income tax rate due to state income taxes offset by lower taxed foreign earnings considered permanently invested. The $35 million income tax benefit associated with exercised stock options during the first six months of fiscal 2001 has been classified as other contributed capital in accordance with SFAS No. 123.

Note D - Acquisitions

EOG Incorporated, a mid-Atlantic domestic electronics design and manufacturing services manufacturer was acquired during the first quarter of fiscal 2001. EOG specializes in the assembly of highly engineered electronics for the medical, telecommunications and optical networking markets.

Three additional acquisitions were concluded during the second quarter of fiscal 2001. Telerad Network Ltd.'s Ma'alot facility in Israel, which produces printed circuit board assemblies and other products for Telerad and Nortel Networks; ERG Group Limited's telecommunications manufacturing operations in Perth, Western Australia and Belgium that include production of Nokia Networks' GSM base stations and ERG's telecommunications business products in Perth, and ERG's telecommunication transit business products in Belgium; and CMS Hartzell, Inc., which operates eight U.S. production facilities engaging in sheet metal fabrication, plastics molding and die casting, together with providing significant enclosure industry engineering capabilities.

Subsequent to the end of fiscal 2001's second quarter, the Company closed on Phase I of a multi-year, outsourcing agreement with Ericsson, whereby the Company purchased certain manufacturing assets of Ericsson's Lynchburg, Virginia manufacturing facility and assumed production of all current and future radio base stations at the Lynchburg facility. In January 2001, the Company announced an agreement to purchase from Nortel Networks Limited its Physical Design Implementation (PDI) Rapid Systems Laboratory, located in Kanata, Ontario, Canada. The PDI Rapid Systems Laboratory currently provides critical proof-of-concept manufacturing and supply-chain services to Nortel Networks' largest geographic concentration of design engineering resources.

None of these acquisitions is considered significant to the Company's operations, and accordingly, no pro-forma information is presented.

Note E - Changes in Amount Outstanding of Securities or Indebtedness

Total unused credit facilities available to the Company at December 24, 2000, approximated $387 million. At December 24, 2000, the Company had sold $234 million of accounts receivable under its asset securitization agreement compared to $142 million at June 30, 2000. In October 2000, the Company entered into a short-term Bridge Credit Agreement with an initial credit limit of $200 million. This credit limit was increased to $300 million in January 2001. Borrowings under the Company's bank agreements increased $489 million to $549 million at December 24, 2000, from the $60 million outstanding at June 30, 2000.

Note F - Earnings per Share

Basic earnings per share are computed by dividing reported net income for the period by the weighted average number of shares of common stock outstanding during the period. A reconciliation of the net income and weighted average number of shares used for the diluted earnings per share computations, after adjustments for the February 2000 stock split, follows:

                                                                     Quarter Ended:                       Six Months Ended:
                                                            December 24,       December 26,       December 24,       December 26,
(In thousands of dollars, except per share data)               2000               1999                2000              1999
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                      $56,027            $49,325           $106,483            $90,006
  Add back after-tax interest expense for
  convertible subordinated notes                                  3,204                 --              6,344                 --
                                                           -------------------------------       -------------------------------
Adjusted net income                                             $59,231            $49,325           $112,827            $90,006
                                                           ===============================       ===============================
Weighted average number of shares outstanding
  during period                                             147,677,248        144,031,126        147,034,370        143,986,726

Dilutive effect if stock options were exercised               1,418,388          2,413,738          1,915,016          2,209,875

Dilutive effect if outstanding convertible subordinate
  notes were converted                                       10,225,858                 --         10,225,858                 --
                                                           -------------------------------       -------------------------------
Weighted average number of shares assuming
  dilution                                                  159,321,494        146,444,864        159,175,244        146,196,601
                                                           ===============================       ===============================
Diluted earnings per share                                         $.37               $.34               $.71               $.62
                                                           ===============================       ===============================

Note G - Treasury Stock Transactions

During the first quarter, the Company's retired Chairman exercised all of his outstanding stock options and purchased 1,745,000 shares. Under the Stock Option Plan provisions, he elected to exchange common stock of the Company that he owned, valued at the exchange date's market price, as payment for these options and the required minimum withholding liabilities. The exchanged common stock (765,313 shares) is reflected in Treasury Stock.

Note H - Comprehensive Income

Comprehensive Income consist of the following:

                                                        Quarter Ended:                Six Months Ended:
                                                December 24,    December 26,    December 24,     December 26,
(In thousands of dollars)                           2000            1999            2000             1999
--------------------------------------------------------------------------------------------------------------
Net income                                        $56,027         $49,325         $106,483         $90,006

Net currency translation gain (loss)                4,876          (2,109)          (4,985)         (3,356)

Income tax benefit                                 (1,018)            883            1,703           1,295
                                                -------------------------       --------------------------
              Other comprehensive income            3,857          (1,226)          (3,282)         (2,061)
                                                -------------------------       --------------------------
Comprehensive income                              $59,884         $48,099         $103,201         $87,945
                                                =========================       ==========================

These currency translations are the net result of translations of the Company's subsidiaries non-U.S. functional currency financial statements to U.S. dollars and of non-U.S. dollar long-term intercompany advances.

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

Results of Operations (in thousands of dollars)

The following table sets forth for the periods indicated, the percentage of net sales of items on the Condensed Consolidated Statements of Income. This financial information and the following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained in this Form 10-Q.

                                              Quarter Ended:                                       Six Months Ended:
                              December 24, 2000           December 26, 1999         December 24, 2000           December 26, 1999
                              ---------------------------------------------         ---------------------------------------------
Sales                              100.00%                     100.00%                   100.00%                     100.00%

Cost and expenses                   95.66%                      96.03%                    95.52%                      96.04%

Goodwill amortization                0.41%                       0.27%                     0.40%                       0.23%
                                   ------                      ------                    ------                      ------
Operating income                     3.93%                       3.70%                     4.08%                       3.73%

Net interest expense                -0.72%                      -0.31%                    -0.66%                      -0.22%

Other income                         0.02%                       0.01%                     0.02%                       0.01%
                                   ------                      ------                    ------                      ------
Income before taxes                  3.22%                       3.42%                     3.44%                       3.52%

Income taxes                         1.06%                       1.13%                     1.13%                       1.16%
                                   ------                      ------                    ------                      ------
Net income                           2.16%                       2.29%                     2.30%                       2.36%
                                   ======                      ======                    ======                      ======

Sales for the second quarter of fiscal 2001 were a record $2.6 billion, an increase of 20% from $2.2 billion in the same period a year earlier, and a sequential increase of over $500 million. Net income was $56.0 million for the quarter, a 14% increase over the $49.3 million in the same quarter of fiscal 2000. "Cash EPS", (EPS before intangible amortization) were $.42 per share compared with $.36 a year earlier, an increase of 17%, and fully diluted EPS were $.37 per share, 9% higher than last year's $.34 per share.

Sales for the six-month period ended December 24, 2000, increased 21% to $4.6 billion, from $3.8 billion in the first six months of fiscal 2000. Net income increased 18% to $106.5 million from the $90 million for the six months ending December 26, 1999. "Cash EPS" increased 20% to $.79 per diluted share compared with $.66 in the prior year, and fully diluted EPS were $.71 per share, 15% higher than the $.62 per share reported for the first six months of fiscal 1999.

Despite the recent slowdown in the technology markets, the Company exceeded sales projections for the second quarter, although continued tightness in key components caused it to pay some non-recoverable premiums in both component purchase cost and freight expenses. These costs significantly impacted its operations, especially those in Mexico where operating margins fell below expectations. Although communications business continued to increase as a percent of SCI's total business, higher than anticipated sales of finished high end PCs and continued overall slowness in set-top box demand caused a less favorable sales mix than that previously projected. These factors primarily resulted in the lower than anticipated operating margins.

Telecom/datacom product related sales accounted for 27% of the first six month's sales. PC boxes accounted for 18%, PC sub assemblies 16%, peripherals 14%, multimedia 10%, and enterprise computers and servers 7%. The majority of the sales growth in the second quarter and first six months came from the increased telecom/datacom products sales resulting from SCI's continued emphasis on this growing product area. PC boxes declined both as a percent of sales and in dollar value. For the first six months of fiscal 2000, PC boxes accounted for almost 30% of sales. The Company expects PC boxes to account for between 10 and 15% of sales in the fourth quarter, with telecom/datacom exceeding 35%.

SCI's foreign operations' sales grew significantly in the first six months from the prior year, while sales from domestic operations declined slightly. Foreign operations' sales represented 59% of consolidated sales for the first six months compared with 49% in fiscal 2000's first six months. Sales growth occurred in all foreign regions, Europe, Asia and especially in Canada and Latin America.

Continued telecommunication product diversification, and a lower PC finished products concentration led to higher operating margins in fiscal 2001's second quarter and first six months. Operating margins before intangible amortization increased to 4.34% of sales in fiscal 2001's second quarter from 3.97% in fiscal 2000's same quarter. In the first six months it increased to 4.48% from 3.96% in fiscal 2000's first six months.

Interest expense increased in fiscal 2001's second quarter and first six months from a year ago primarily as a result of higher borrowings and amounts sold under the asset securitization program. Increased financing was required to fund revenue growth, acquisitions and higher accounts receivable and inventory levels.

Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) increased 33% in fiscal 2001's second quarter to $153.0 million from $115.4 million in fiscal 2000's second quarter. For the first six months, EBITDA was $282.3 million in fiscal 2001 compared with $208.8 million in fiscal 2000, a 35% increase.

The estimated effective income tax rate differs from the U.S. statutory rate primarily due to the effect of state income taxes, offset by lower taxes on foreign earnings considered permanently invested.

The slight decrease in net income as a percent of sales resulted from the higher interest expense level offsetting increased operating margins.

The Company believes it is executing well its overall strategy of diversification and growth in new markets, and is well postured to achieve its often-stated growth objectives together with appropriate improvements in the economic climate and end-customers' demand.

Capital Resources and Liquidity

Cash was used for operating activities in the first six months of fiscal 2001 primarily as a result of increased days of sales in accounts receivable and inventories. The amount sold under SCI's asset securitization program increased $92 million from the amount sold at June 30, 2000. At December 24, 2000, $234 million of accounts receivable were sold under the program compared with $142 million at June 30, 2000, and $250 million at December 26, 1999. Cash used by operations in the first six months was primarily funded by additional bank borrowing, as reflected by the increased current maturities of long-term debt and short-term bank borrowing amount. Working capital at December 24, 2000, decreased $119 million from that at June 30, 2000. The $441 million of cash used for investing activities was also funded by the increased bank borrowing.

Fiscal 2001's capital expenditures, including acquisitions, could substantially exceed last fiscal year's $596 million. SCI believes it can adequately fund such capital expenditures and its foreseeable working capital requirements.

Available liquidity at December 24, 2000, was $387 million in available credit and $79 million in cash and cash equivalents. In October 2000, the Company entered into a Bridge Credit Agreement allowing for short-term borrowings up to $200 million. This credit limit was increased to $300 million in January 2001. At December 24, 2000, $549 million was outstanding under the Company's various credit agreements. In anticipation of possibly obtaining required funding through public markets, we have on file with the Securities and Exchange Commission, shelf-registration statements covering $1,225 million in unissued securities that may be issued in various forms.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Short-term interest rate changes can impact the Company's interest expense on its variable interest rate debt, as well as the discount (reflected as interest expense) on its accounts receivable sold under an asset securitization agreement. Outstanding variable interest rate debt and accounts receivable sold approximated $824 million at December 24, 2000. A one-percentage point change in short-term interest rates could have a current interest expense impact of approximately $8 million on an annual basis. Changing interest rates could have a larger impact on future earnings if variable interest rate debt is used to finance acquisitions and growth beyond that currently projected. Presently, fixed-rate debt approximates 45% of the borrowings being used to finance the Company's operations.

The Company predominantly conducts its foreign sales and purchase transactions in U.S. dollars or under customer contract provisions that protect against most major currency risks. The largest currency risk at December 24, 2000, was associated with the Brazilian operations. Unlike most other foreign operations of SCI, this plant is directly subject to the effects of currency devaluation on certain customers' contracts until forward pricing is adjusted accordingly (normally monthly). At December 24, 2000, the Company had approximately $41 million of net current assets offset by $34 million in long-term intercompany advances subject to this currency exposure. Approximately $31 million of inventory is subject to repricing arrangements for currency fluctuations. The Company considers the Brazilian economic outlook too uncertain to predict.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on October 27, 2000, and the following matters were acted upon:

      (1) Re-election of two Class I Directors to serve for a term of three years;

                                            Votes For         Votes Withheld
                                            ---------         --------------

            Olin B. King                   128,268,305           632,099

            Wayne Shortridge               128,298,086           601,318

      (2) Increase the authorized shares of common stock of the Company to 500,000,000. Votes cast were 117,133,483 shares for, 11,765,919 shares against and withheld. There were no broker non-votes on this matter.

      (3) Approval of the Company's 2000 Stock Purchase Plan. Votes cast were 115,717,989 shares for, 1,104,741 shares against and withheld, and 12,077,674 broker non-votes.

      (4) Approval of the Company's 2000 Stock Incentive Plan. Votes cast were 101,157,489 shares for, 15,665,240 shares against and withheld, and 12,076,675 broker non-votes.

      (5) Approval of the Company's Senior Officer 2000 Incentive Compensation Plan. Votes cast were 125,438,994 shares for, and 3,460,417 shares against and withheld. There were no broker non-votes on this matter.

      (6) Appointment of Ernst and Young LLP as the Company's independent auditor for fiscal year 2001. Votes cast were 128,745,200 shares for, and 154,182 shares against and withheld. There were no broker non-votes on this matter.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

                  4.1 Rights Agreement between SCI Systems, Inc. and Mellon Investor Services filed as Exhibit 2 to the Registration Statement on Form 8-A dated December 22, 2000, is incorporated herein by reference.

                  10.1 SCI Systems, Inc. 2000 Employee Stock Purchase Plan, filed as Exhibit 99.77C - Other Document #3 to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders held October 27, 2000, is incorporated herein by reference.

                  10.2  SCI Systems, Inc. 2000 Stock Incentive Plan, filed as
                        Exhibit 99.77C - Other Document #4 to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders held October 27, 2000, is incorporated herein by reference.

                  10.3 SCI Systems, Inc. Accrual Incentive Compensation Plan for Senior Executive Officers, filed as Exhibit 99.77C Other Document #5 to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders held October 27, 2000, is incorporated herein by reference.

(b)   Reports on Form 8-K

      The Company filed a report on Form 8-K dated December 22, 2000, relating to the declaration of a dividend distribution of rights under Rights Agreement filed as Exhibit 4.1 hereto.

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


Date: February 7, 2001                 By: /s/ James E. Moylan, Jr.
      ----------------                     ------------------------
                                           James E. Moylan, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)


Date: February 7, 2001                 By: /s/ John M. Noll
      ----------------                     ----------------
                                           John M. Noll
                                           Assistant Vice President,
                                           Corporate Controller
                                           (Principal Accounting Officer)