Form 10-Q
period 2001-03-25
SCI SYSTEMS INC
filed 2001-05-09
CIK 87744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                    FORM 10-Q

                                   (Mark One)
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 25, 2001

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

                            2101 West Clinton Avenue
                              Huntsville, AL 35805
                    (Address of principal executive offices)

                  ---------------------------------------------

                                  256-882-4800
              (Registrant's telephone number, including area code)

                  ---------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                 Class                            Outstanding at May 2, 2001
    ----------------------------                -------------------------------
    Common Stock, $.10 par value                      147,035,974 shares

                              PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements


                                SCI Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                                                   March 25, 2001   June 30, 2000
(In thousands of dollars)                                            Unaudited           (*)
-------------------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and cash equivalents                                          $      215,757   $     166,759
Accounts receivable                                                       854,835         796,616
Inventories                                                             1,704,039       1,277,979
Refundable and deferred federal and foreign income taxes                   16,272          63,132
Assets held for sale                                                       13,500             -0-
Other current assets                                                      119,109          86,272
                                                                   ------------------------------
                                           Total Current Assets         2,923,512       2,390,758
Property, Plant and Equipment
(Less accumulated depreciation and amortization of                        710,340         589,159
$667,041 at March 25, 2001, and $565,657 at June 30, 2000)

Goodwill
(Less accumulated amortization of $49,257 at                              575,630         316,175
March 25, 2001, and $21,472 at June 30, 2000)

Other Noncurrent Assets                                                    50,546          55,212
                                                                   ------------------------------
                                             Total Assets          $    4,260,028   $   3,351,304
                                                                   ==============================

See notes to condensed consolidated financial statements.

* Derived from audited financial statements, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                SCI Systems, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Continued)

                                                                           March 25, 2001   June 30, 2000
(In thousands of dollars except share data)                                  Unaudited           (*)
---------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDER EQUITY

Current Liabilities
Current maturities of long-term debt and short-term bank borrowings        $       31,849   $      14,361
Accounts payable and accrued expenses                                           1,153,709       1,014,368
Accrued payroll and related expenses                                               68,961          53,504
Federal, foreign and state income taxes                                            14,583          19,743
                                                                           ------------------------------
                                            Total Current Liabilities           1,269,102       1,101,976

Other Noncurrent Liabilities                                                       90,626         133,004

Long-term Debt - Note E
Industrial revenue bonds                                                           21,631          19,769
Long-term notes                                                                   845,717         164,459
Convertible notes                                                                 563,772         564,174
                                                                           ------------------------------
                                                 Total Long-term Debt           1,431,120         748,402

Shareholders' Equity
Preferred stock, 500,000 shares authorized but unissued                             - 0 -           - 0 -
Common stock, $.10 par value: authorized 500,000,000; issued 147,032,974
   shares at March 25, 2001, and 144,996,374 shares at                             14,703          14,500
June 30, 2000
Capital in excess of par value                                                    532,830         477,531
Retained earnings                                                               1,001,243         900,531
Currency translation adjustment                                                   (28,455)        (17,227)
Shares held in Rabbi Trust, at cost (227,181 shares at March 25, 2001
   and 288,472 shares at June 30, 2000)                                            (8,899)         (7,072)
Treasury stock, at cost (884,045 shares at March 25, 2001, and
   118,732 shares at June 30, 2000)                                               (42,242)           (341)
                                                                           ------------------------------
                                           Total Shareholders' Equity           1,469,180       1,367,922
                                                                           ------------------------------

                           Total Liabilities and Shareholders' Equity      $    4,260,028   $   3,351,304
                                                                           ==============================

See notes to condensed consolidated financial statements.

* Derived from audited financial statements, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                SCI Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                           Quarter Ended:
                                                                    March 25,        March 26,
(In thousands of dollars except share data)                           2001             2000
-------------------------------------------------------------------------------------------------
Net sales                                                         $   2,016,569    $   2,216,718

Cost and expenses                                                     1,930,378        2,122,512

Nonrecurring special charges - Note I                                    59,045            - 0 -

Goodwill and contract intangibles amortization                           11,741            7,657
                                                                  --------------   -------------

                                               Operating Income          15,405           86,549

Other income (expense):
  Interest expense (net of interest income of $3,137                    (24,292)         (12,360)
   in fiscal year 2001 and $1,524 in fiscal year 2000)

  Other, net                                                                273               18
                                                                  --------------   -------------

                                     Income (Loss) Before Taxes          (8,614)          74,207

Income taxes - Note C                                                    (2,843)          24,488
                                                                  --------------   -------------

                                              Net Income (Loss)   $      (5,771)   $      49,719
                                                                  ==============   =============

Earnings (loss) per share - Note F:

  Basic                                                                  ($0.04)           $0.34

  Diluted                                                                ($0.04)           $0.34

Weighted average number of shares used in computation:

  Basic                                                             147,681,596      144,144,255

  Diluted                                                           147,681,596      148,366,428

                                SCI Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                          Nine Months Ended:
                                                                     March 25,        March 26,
(In thousands of dollars except share data)                            2001             2000
------------------------------------------------------------------------------------------------
Net sales                                                          $ 6,639,921      $  6,036,091

Cost and expenses                                                     6,346,700        5,790,669

Nonrecurring special charges - Note I                                    59,045            - 0 -

Goodwill and contract intangibles amortization                           30,276           16,443
                                                                   ------------     ------------

                                               Operating Income         203,900          228,979

Other income (expense):
  Interest expense (net of interest income of $7,616                    (54,874)         (20,691)
    in fiscal year 2001 and $4,993 in fiscal year 2000)

  Other, net                                                              1,290              257
                                                                   ------------     ------------

                                     Income Before Income Taxes         150,316          208,545

Income taxes - Note C                                                    49,604           68,820
                                                                   ------------     ------------

                                                     Net Income    $    100,712     $    139,725
                                                                   ============     ============

Earnings per share - Note F:

  Basic                                                                   $0.68            $0.97

  Diluted                                                                 $0.68            $0.95

Weighted average number of shares used in computation:

  Basic                                                             147,254,137      144,053,906

  Diluted                                                           148,906,665      146,879,801

See notes to condensed consolidated financial statements.

                                SCI Systems, Inc
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                         Nine Months Ended:
                                                                     March 25,         March 26,
(In thousands of dollars)                                              2001              2000
------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                          $   100,712       $  139,725

Adjustments to reconcile net income to net
   cash provided by (used for) operations:
  Depreciation and amortization                                         145,261          107,208
  Changes in current assets and liabilities:
    Accounts receivable                                                 (29,344)           2,607
    Inventories                                                        (278,848)        (441,819)
    Other current assets                                                (41,434)          (6,011)
    Accounts payable and accrued expenses                                99,447          173,595
    Income taxes                                                        (12,016)          (2,517)
Other non cash items, net                                                35,511            2,469
                                                                    -----------       ----------
           Net Cash Provided by (Used for) Operating Activities          19,289         ($24,743)

Investing Activities
  Purchase of property, plant and equipment                            (170,216)        (189,091)
  Proceeds from sale of property, plant and equipment                     2,035            7,941
  Net cash paid for acquisitions                                       (475,186)        (397,864)
  (Increase) decrease in other non current assets                        (2,779)         (22,674)
                                                                    -----------       ----------
                         Net Cash Used for Investing Activities        (646,146)        (601,688)

Financing Activities
  Net increase in other short-term notes                                 17,771            - 0 -
  Payments on long-term debt                                         (1,432,255)        (823,331)
  Proceeds from long-term debt                                        2,108,089        1,386,228
  Issuance of common stock, net of treasury stock purchases             (21,723)           5,103
                                                                    -----------       ----------
                      Net Cash Provided by Financing Activities         671,882          568,000

Effect of exchange rate changes on cash                                   3,973            1,251
                                                                    -----------       ----------

Net increase (decrease) in cash and cash equivalents                     48,998          (57,180)

Cash and cash equivalents at beginning of period                        166,759          216,085
                                                                    -----------       ----------

                     Cash and cash equivalents at end of period     $   215,757       $  158,905
                                                                    ===========       ==========

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
March 25, 2001
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions. The financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Independent auditors have not examined the statements (and all other information in this report), but in the opinion of the Company all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the period, have been made. The results of operations for the quarter and nine-month periods ended March 25, 2001, are not necessarily indicative of the results of operations for the year ending June 30, 2001. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

In July 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This adoption had an insignificant effect on the accompanying financial statements.

The Company will adopt the provisions of SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in the fourth quarter. This adoption will not affect the Company's accounting for accounts receivables sold under its Asset Securitization Program.

The Financial Accounting Standards Board is expected to issue its Statement on Business Combinations in July 2001. The Company expects that the effect of the statement on its reporting will be the elimination of the periodic amortization of goodwill. Rather than amortizing goodwill over an estimated useful life, goodwill will become subject to an impairment test whereby income will only be charged for goodwill when impairment occurs. All other intangibles will continue to be amortized over their useful life. Goodwill amortization of approximately $24 million has been recorded for the first nine months of fiscal 2001.

Note B - Stock Split in the Form of a Stock Dividend

The Company paid a two-for-one stock split in the form of a stock dividend on February 18, 2000, to shareholders of record as of February 4, 2000. All number of shares and earnings per share amounts presented in the accompanying financial statements reflect this stock split.

Note C - Income Taxes

U.S. income taxes in excess of estimated foreign income tax credits have not been provided on certain undistributed earnings of foreign subsidiaries aggregating $160.7 million at March 25, 2001, considered permanently invested. Otherwise, approximately $30.7 million of cumulative deferred income taxes (net of related estimated foreign income tax credits) would have been provided. The estimated income tax provision for fiscal 2001 differs from the U.S. statutory income tax rate due to state income taxes offset by lower taxed foreign earnings considered permanently invested. The $35 million income tax benefit associated with exercised stock options during the first nine months of fiscal 2001 has been classified as other contributed capital in accordance with SFAS No. 123.

Note D - Acquisitions

EOG Incorporated, a mid-Atlantic domestic electronics design and manufacturing services manufacturer was acquired during the first quarter of fiscal 2001. EOG specializes in the assembly of highly engineered electronics for the medical, telecommunications and optical networking markets.

Three additional acquisitions were concluded during the second quarter of fiscal 2001. Telerad Network Ltd.'s Ma'alot facility in Israel, which produces printed circuit board assemblies and other products for Telerad and Nortel Networks; ERG Group Limited's telecommunications manufacturing operations in Perth,

Western Australia and Belgium that include production of Nokia Networks' GSM base stations and ERG's telecommunications business products in Perth, and ERG's telecommunication transit business products in Belgium; and CMS Hartzell, Inc., which operates U.S. and Mexican production facilities engaging in sheet metal fabrication, plastics molding and die casting, together with providing significant enclosure industry engineering capabilities.

During the third quarter, the Company closed on Phase I of a multiyear outsourcing agreement with Ericsson, whereby the Company purchased certain manufacturing assets of Ericsson's Lynchburg, Virginia, manufacturing facility and assumed production of all current and future radio base stations at the Lynchburg facility. The Company also purchased Nortel Networks Limiteds' Physical Design Implementation (PDI) Rapid Systems Laboratory, located in Kanata, Ontario, Canada. The PDI Rapid Systems Laboratory currently provides critical proof-of-concept manufacturing and supply-chain services to Nortel Networks' largest geographic concentration of design engineering resources.

The excess of the purchase price over the fair value of assets acquired for the aforementioned acquisitions amounted to $287.2 million. This amount has been allocated among the applicable intangibles (contract value, employees and goodwill) and is being amortized over the estimated useful life for each identified intangible.

The Company also announced in March 2001, an agreement to acquire Nokia Networks' manufacturing business in Haukipudas, Finland, and Camberley, UK, where the Company will manufacture units for Nokia's mobile communication base stations and narrowband products. This acquisition is expected to close in the fourth quarter.

None of these acquisitions are considered significant to the Company's operations, and accordingly, no pro-forma information is presented.

Note E - Changes in Amount Outstanding of Securities or Indebtedness

Total unused credit facilities available to the Company at March 25, 2001, approximated $530.5 million. At March 25, 2001, the Company had sold $184.5 million of accounts receivable under its asset securitization agreement compared to $142 million at June 30, 2000. The short-term Bridge Credit Agreement was retired during the third quarter. Outstanding borrowings under the Company's various bank agreements were $155 million at March 25, 2001, compared to $60 million at June 30, 2000.

On March 12, 2001 the Company closed a $600 million private offering of 5-year senior notes. These securities were placed in a two-tranche offering consisting of $564 million of 7.67% fixed and $36 million in floating rate notes bearing interest of 6.98% at March 25, 2001. Both notes will mature on March 1, 2006.

Note F - Earnings per Share

Basic earnings per share are computed by dividing reported net income for the period by the weighted average number of shares of common stock outstanding during the period. A reconciliation of the net income and weighted average number of shares used for the diluted earnings per share computations, after adjustments for the February 2000 stock split, follows:

                                                                      Quarter Ended:                     Nine Months Ended:
                                                                 March 25,          March 26,          March 25,          March 26,
(In thousands of dollars, except per share data)                   2001               2000               2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $     (5,771)      $     49,719       $    100,712       $    139,725
  Add back after-tax interest expense for
  convertible subordinated notes                                      - 0 -                426              - 0 -                426
                                                               ------------       ------------       ------------       ------------

Adjusted net income (loss)                                     $     (5,771)      $     50,145       $    100,712       $    140,151
                                                               ============       ============       ============       ============

Weighted average number of shares outstanding
  during period                                                 147,681,596        144,144,255        147,254,137        144,053,906

Dilutive effect if stock options were exercised                       - 0 -          2,694,456          1,652,528          2,371,402

Dilutive effect if outstanding convertible subordinate
  notes were converted                                                - 0 -          1,527,717              - 0 -            454,493
                                                               ------------       ------------       ------------       ------------

Weighted average number of shares assuming
  dilution                                                      147,681,596        148,366,428        148,906,665        146,879,801
                                                               ============       ============       ============       ============

Diluted earnings (loss) per share                                    ($0.04)             $0.34              $0.68              $0.95
                                                               ============       ============       ============       ============

The effect of the outstanding convertible notes for the quarter and nine months ended March 25, 2001, was antidilutive. The number of shares for the diluted earnings per share for the three months ended March 25, 2001, excludes incremental shares related to stock options since they were also antidilutive.

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

Note H - Comprehensive Income

Comprehensive income consist of the following:

                                    Quarter Ended:          Nine Months Ended:
                                 March 25,    March 26,    March 25,    March 26,
(In thousands of dollars)          2001         2000         2001         2000
--------------------------------------------------------------------------------
Net income (loss)               $  (5,771)   $  49,719    $ 100,712    $ 139,725

Net currency translation loss     (11,319)      (1,701)     (16,304)      (5,058)

Income tax benefit (expense)        3,374         (855)       5,076          440
                                ---------    ---------    ---------    ---------

    Other comprehensive loss       (7,945)      (2,556)     (11,228)      (4,618)
                                ---------    ---------    ---------    ---------

Comprehensive income (loss)     $ (13,716)   $  47,163    $  89,484    $ 135,107
                                =========    =========    =========    =========

These currency translations are the net result of translations of the Company's subsidiaries non-U.S. functional currency financial statements to U.S. dollars and of non-U.S. dollar denominated long-term intercompany advances.

Note I - Nonrecurring Special Charges

During the third quarter, the Company adopted a realignment program that has and will continue to result in some plant consolidations, closures and expansions and workforce reductions to align its capacity with customer forecast and evolving opportunities. These activities are in direct response to current market conditions, reduced growth of personal computer activities, a rapid shift in business mix in favor of communications and enterprise computing, as well as growth in the Company's foreign activities. Closure plans were announced for two domestic plants and one foreign plant during the quarter, together with consolidation of a domestic plant into another nearby plant. Conversion of a domestic plant from full production to a new product introduction center was also announced during the quarter. Additionally, the Company extended retirement benefits similar to its current stock option plan adopted in October 2000 to stock options granted previously resulting in a nonrecurring charge.

Third quarter nonrecurring charges were comprised of the following:

Operating losses, including inventory and accounts receivable valuation adjustments, associated with the announced plant
  closures and conversion                                                    $ 25,121,000

Inventory and receivable valuation charges relating to withdrawal
  from certain customers associated with realignment program                   14,700,000

Restructuring charge relating to asset impairment and employee
  reduction cost associated with realignment program                           10,000,000

Change in stock option retirement benefit charge                                9,224,000
                                                                             ------------

                                           Total charge                        59,045,000

                                           Tax benefit                        (19,485,000)
                                                                             ------------

                                                  Net nonrecurring charges   $ 39,560,000
                                                                             ------------

Nonrecurring charges approximating between $30 million and $40 million on a pretax basis are expected in the fourth quarter when the Company announces further realignment program actions.

The Company expects to reduce its employment by approximately 3,000 to 4,000 employees when it completes its realignment program.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

From time to time the Company may publish or express forward-looking statements, including those herein, relating to such matters as anticipated financial performance, charges associated with the Company's realignment program, product sector sales, business prospects and outlook, plant expansions, foreign sales and currency risks, technological developments, price competition, operating margins, liquidity, and similar matters. Such statements generally contain the words "may", "believes", "anticipates", "estimates", "expects", and words of similar import. In compliance with such safe harbor terms, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from past performance or from anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may cause actual results to differ materially include component availability and pricing, management of growth, intense competition, plant startup, realignment and transition cost, customer and product concentration, customer order flow, technological changes, trends in selling prices for the Company's customers' products, foreign currency fluctuations, projected capital expenditures, including potential delays in expansion or construction of plants, qualitative market risk disclosures, and other similar statements and risks described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. All forward-looking and cautionary statements in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk.

Results of Operations (in thousands of dollars)

The following table sets forth for the periods indicated, the percentage of net sales of items on the Condensed Consolidated Statements of Income. This financial information and the following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained in this Form 10-Q.

                                                              Quarter Ended:     Nine Months Ended:
                                                            March 25, March 26,  March 25, March 26,
(In thousands of dollars except share data)                   2001      2000       2001      2000
-------------------------------------------------------------------------------  -------------------
Net sales                                                    100.00%   100.00%    100.00%   100.00%

Cost and expenses                                             95.73%    95.75%     95.58%    95.93%

Nonrecurring special charges                                   2.93%     0.00%      0.89%     0.00%

Goodwill and contract intangibles amortization expense         0.58%     0.35%      0.46%     0.27%
                                                             -----------------    -----------------

Operating income                                               0.76%     3.90%      3.07%     3.80%

Net interest expense                                          -1.20%    -0.56%     -0.83%    -0.34%
                                                             -----------------    -----------------

Other income                                                   0.01%     0.00%      0.02%     0.01%

Income (loss) before income taxes                             -0.43%     3.34%      2.26%     3.45%

Income taxes                                                  -0.14%     1.10%      0.75%     1.14%
                                                             -----------------    -----------------

Net income (loss)                                             -0.29%     2.24%      1.51%     2.31%
                                                             =================    =================

Sales for the third quarter were $2.0 billion and in line with expectations, a decrease from the $2.2 billion in fiscal 2000's third quarter. Sales for the first nine months were a record $6.6 billion, up approximately 10% from the same period of fiscal 2000.

For the third quarter, the net loss of $5.8 million and $0.04 per fully diluted share was after the realignment charge of $39.6 million after tax. Cash net income excluding the charge was $41.7 million, and cash EPS on the same basis was $0.28 per share. Cash net income and cash EPS are computed by adding back to net income and fully diluted EPS, respectively, the after tax effect of the amortization of goodwill.

For the nine-month period, the Company reported net income of $100.7 million and fully diluted EPS of $0.68 per share, again after the effect of the realignment charge. Excluding the charge and the effect of goodwill amortization, cash net income was $160.6 million, up from $150.7 million for the first three quarters of fiscal 2000. For the nine months, cash EPS excluding the charge was $1.07 versus $1.03 last year.

In February 2001, SCI embarked on a capacity and organizational realignment program that will improve the Company's competitive position and cost structure in the current market environment, and better position the Company to take advantage of the expected resumption of growth in end markets. The plan involves consolidation of programs currently in multiple plants into a single plant, capacity additions to several plants, and a number of plant closures. The Company is changing its workforce to match the capacity realignment through appropriate downsizing and increases where required. These activities are in direct response to current market conditions, reduced growth of personal computer activities, a rapid shift in business mix in favor of communications and enterprise computing, as well as growth in foreign activities, especially low-cost areas.

Nonrecurring charges of $59 million ($39.6 million after tax) were incurred during the third quarter. As further described in Note I to the condensed consolidated financial statements contained in this Form 10-Q, such charges included operating losses on plants being closed or converted, contract valuation adjustments associated with customers from which the Company intends to disengage, asset impairment charges and employee reduction costs, and extension of retirement benefits to pre-October 2000 granted stock options.

Additional pretax nonrecurring charges of between $30 and $40 million are expected in the fourth quarter when the Company expects to make further realignment program action announcements.

During the January to March period, the Company and the entire EMS industry were impacted by numerous order reductions and cancellations, with the most dramatic changes coming from the communications market sector. The Company has been focused over the last 18 months on increasing its penetration to both communications and high-end computing, and has been very successful in changing its mix. The current slowdown in communications end markets growth has impacted current results, but the Company expects when the end markets recover, the changed mix will significantly enhance future performance.

Communication products now represent the Company's largest sector. Communications product sector sales represented approximately 33% of third quarter sales compared to approximately 25% in the fourth quarter of fiscal 2000. Personal computer sector sales represented approximately 27% of sales in the third quarter down from the approximately 38% in fiscal 2000's fourth quarter. High end computing represented approximately 19% of sales in the third quarter up from the approximately 15% in fiscal 2000's fourth quarter. Multimedia sector sales remained fairly consistent at approximately 8% of fiscal 2001's third quarter sales compared to approximately 10% in fiscal 2000's fourth quarter. Medical and other product sector sales were approximately 13% of third quarter sales. This product sector sales trend is expected to continue for the remainder of this fiscal year and into next fiscal year.

Component price reductions partially accounted for the sales decline in the third quarter from previous quarters as lead times abated somewhat and capacity in the supply chain increased.

SCI's operations are conducted in four geographic areas. The percentage of consolidated sales by geographic areas for the nine-month period were: North America (U.S. and Canada) - 52.5% in 2001 and 60.4% in 2000; Europe and Middle East - 20.5% in 2001 and 18.9% in 2000; Latin America - 20.1% in 2001 and 15.7%
in 2000; and Asia - 6.9% in 2001 and 5.0% in 2000. International sales now represent approximately 58% of consolidated sales. In fiscal 2000 international sales represented approximately 50% of consolidated annual sales.

Operating margins before amortization of goodwill and contract intangibles and nonrecurring charges were 4.27% and 4.42% in fiscal 2001's third quarter and first nine months, respectively, compared with 4.25% and 4.07% in the same periods last fiscal year. Depressed market conditions caused the Company to have excess production capacity resulting in under absorbed costs in fiscal 2001.

Intangible amortization increased in fiscal 2001 from that incurred in fiscal 2000 due to the acquisitions during this fiscal year.

Net interest expense increased, both in amount and as a percent of sales, in fiscal 2001's third quarter and first nine months from the same periods last fiscal year primarily as a result of increased financings to fund acquisitions and increased working capital.

Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) and nonrecurring charges for fiscal 2001's third quarter of $126 million remanded level with the $127 million in fiscal 2000's third quarter. This amount for the first nine months was $408 million in fiscal 20001 and $336 million in fiscal 2000.

The estimated effective income tax rate differs from the U.S. statutory rate primarily due to the effect of state income taxes, offset by lower taxes on foreign earnings considered permanently invested.

Net income (net loss in fiscal 2001's third quarter) declined in fiscal 2001 as a percent of sales from fiscal 2000's amounts mainly due to the nonrecurring charges and higher interest expense.

Capital Resources and Liquidity

Operations were mainly self-funding for fiscal 2001's first nine months. Cash was provided from operations for this period in the amount of $19.3 million compared to cash usage for the same period last fiscal year. Accounts receivables sold under the asset securitization program (included in the accounts receivable change reflected in operations) increased $42.5 million at March 25, 2001, from June 30, 2000's $142 million. Investing activities, which include cash paid for acquisitions of $475.2 million, used $646.1 million of cash, which was funded by increased borrowings. The $426.1 million inventory increase at March 25, 2001, from June 30, 2000's balance ($278.8 million related to existing operations and $147.3 related to acquisitions) primarily accounted for the working capital increase of $365.6 million during this period. The reduction of days of sales in inventory has the highest priority within the Company, as does reducing days of sales in all assets.

During the quarter, the Company executed a 5-year, $600 million private debt financing, of which all but $36 million is at a fixed rate of 7.67%. The proceeds of which were used primarily to pay down short-term debt.

Fiscal 2001's capital expenditures, including acquisitions, could substantially exceed last fiscal year's $649 million. SCI believes it can adequately fund such capital expenditures and its foreseeable working capital requirements.

Available liquidity at March 25, 2001, was $531 million in available credit and $216 million in cash and cash equivalents. In anticipation of possibly obtaining required funding through public markets, SCI has on file with the Securities and Exchange Commission, shelf-registration statements covering $1,225 million in securities that may be issued in various forms.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Short-term interest rate changes can impact the Company's interest expense on its variable interest rate debt, as well as the discount (reflected as interest expense) on its accounts receivable sold under an asset securitization agreement. Outstanding variable interest rate debt and accounts receivable sold approximated $422 million at March 25, 2001. A one-percentage point change in short-term interest rates could have a current interest expense impact of approximately $4 million on an annual basis. Changing interest rates could have a larger impact on future earnings if variable interest rate debt is used to finance acquisitions and growth beyond that currently projected. Presently, fixed-rate debt approximates 75% of the borrowings being used to finance the Company's operations.

The Company predominantly conducts its foreign sales and purchase transactions in U.S. dollars or under customer contract provisions that protect against most major currency risks. The largest currency risk at March 25, 2001, was associated with the Brazilian operations. Unlike most other foreign operations of SCI, this plant is directly subject to the effects of currency devaluation on certain customers' contracts until forward pricing is adjusted accordingly (normally quarterly). At March 25, 2001, the Company had approximately $40 million of net current assets offset by $40 million in long-term intercompany advances subject to this currency exposure. Approximately $38 million of inventory is subject to repricing arrangements for currency fluctuations. The Company considers the Brazilian economic outlook too uncertain to predict.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of shareholders during the third quarter.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

      1.1 Note Purchase agreement between SCI Systems Inc. and Salomon Smith Barney and Bank of America dated March 1, 2001.

(b) Reports on Form 8-K
      The Company filed no reports on Form 8-K during the period of December 25, 2000, to March 25, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SCI Systems, Inc.
                                        -----------------
                                        (Registrant)

                                        SCI SYSTEMS, INC.

Date: May 8, 2001                       By: /s/ James E. Moylan, Jr.
      -----------                           ------------------------
                                        James E. Moylan, Jr.
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

Date: May 8, 2001                       By: /s/ John M. Noll
      ------------                          ----------------
                                        John M. Noll
                                        Assistant Vice President,
                                        Corporate Controller
                                        (Principal Accounting Officer)