Form 10-K405
period 2001-06-30
SCI SYSTEMS INC
filed 2001-09-28
CIK 87744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

                                   (Mark One)
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2001

                                       Or

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to _____________

                          Commission file Number 0-2251

                                SCI SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                          63-0583436
 (State or other jurisdiction of
 incorporation or organization)                            (I.R.S. Employer
                                                          Identification No.)

                            2101 West Clinton Avenue
                              Huntsville, AL 35805
                    (Address of principal executive offices)

                             ----------------------

                                  256-882-4800
              (Registrant's telephone number, including area code)

                             ----------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
Common Stock, $.10 par value         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. |_|

At September 21, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,515,000,000. At September 21, 2001, there were 147,266,299 outstanding shares of the registrant's Common Stock.

Documents Incorporated by Reference:  None

Table of Contents

Part I

Item 1.   Business .......................................................    3
Item 2.   Properties .....................................................   10
Item 3.   Legal Proceedings ..............................................   11
Item 4.   Submission of Matters to a Vote of Security Holders ............   12

Part II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters ............................................   13
Item 6.   Selected Financial Data ........................................   13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ......................................   14
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk .....   17
Item 8.   Financial Statements and Supplementary Data ....................   18
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure .......................................   34

Part III

Item 10.  Directors and Executive Officers of the Registrant .............   34
Item 11.  Executive Compensation .........................................   35
Item 12.  Security Ownership of Certain Beneficial Owners and Management .   38
Item 13.  Certain Relationships and Related Transactions .................   39

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K ....................................................   39

PART I

Forward-looking Statements

Except for historical information contained herein, the matters discussed in this annual report on Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. From time to time the Company may publish or express forward-looking statements, including those herein, relating to such matters as anticipated financial performance, charges associated with the Company's realignment program, product sector sales, business prospects and outlook, plant expansions, foreign sales and currency risks, technological developments, price competition, operating margins, liquidity, and similar matters. Such statements generally contain the words "may", "believes", "anticipates", "estimates", "expects", and words of similar import. In compliance with such safe harbor terms, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from past performance or from anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may cause actual results to differ materially include component availability and pricing, management of growth, intense competition, plant startup, realignment and transition cost, customer and product concentration, customer order flow, technological changes, trends in selling prices for the Company's customers' products, foreign currency fluctuations, projected capital expenditures, including potential delays in expansion or construction of plants, qualitative market risk disclosures, and other similar statements and risks described in the "Risk Factors" section of this Form 10-K and elsewhere in this filing. All forward-looking and cautionary statements in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk.

Item 1.  Business

Overview

SCI Systems Inc. ("SCI" or the "Company"), a Delaware corporation, is a diversified international electronics manufacturing services (EMS) provider. The Company designs, manufactures, distributes and services electronic products for virtually every market sector. Markets served by SCI include the communications, personal computer, high end computing, multimedia entertainment, medical, industrial, aerospace and defense industries, as well as the United States Government.

Founded in 1961, the Company was initially engineering oriented - with the U.S. Government's National Aeronautics and Space Administration (NASA) and its prime contractors as its early customers. Building on a strong technical and engineering base, which is still maintained today, SCI participated in a number of significant Department of Defense programs and later expanded into a variety of commercial activities.

In the mid-1970's, SCI pioneered the Electronics Contract Manufacturing Services Industry, which encompasses a full range of outsourcing services to Original Equipment Manufacturers (OEMs) for the production and assembly of electronic products, including engineering, procurement and inventory management, testing, distribution, and depot repair services.

Although much of the Company's revenue is derived from hardware manufacturing, SCI is primarily a vertically integrated engineering and manufacturing services provider that emphasizes close customer interaction as the cornerstone of its activities. The key elements of SCI's operating philosophy -- quality products, competitive pricing, and customer responsiveness - provide a proven foundation for success.

SCI Systems Inc. currently operates 50 facilities in 19 different countries, and produces one of the broadest ranges of subassemblies and finished products of any electronics manufacturing services company. These products and a full range of engineering, supply chain, distribution, logistic, and after sales services are supplied to a large multinational customer base for a highly diversified mix of commercial applications as well as for military and space programs. As of June 30, 2001, the Company employed 36,433 individuals, of which 12,330 were based in the United States.

SCI's customers have included many of the foremost global OEMs that require electronics manufacturing services and enclosures, such as Nortel, Nokia, Ericsson, Hewlett-Packard, Dell, IBM, Motorola, Compaq, Philips, General Electric, Cisco, Roche, ECI, Telrad, Johnson & Johnson, Boeing, Echostar (formerly Houston Tracker), Intel, AMD, LSI Logic, and McData.

A majority of the Company's revenues is derived from direct sales to original equipment manufacturers. Marketing is conducted primarily by factory-based personnel in Brazil, Canada, Finland, France, Hungary, Ireland, Israel, Malaysia, Mexico, The Netherlands, People's Republic of China, Singapore, Spain, Sweden, Thailand, the United Kingdom, and the United States. A corporate marketing department coordinates our worldwide marketing efforts. SCI advertises on a small scale and participates in a modest number of industry trade shows.

Research and development is conducted under both Company and customer sponsored programs. Company-sponsored programs include research and development related to government products and services, and are allocable and recoverable in the same manner as general and administrative expenses under U.S. Government regulations. Customer-sponsored research and development costs are accounted for as any other program cost. Total engineering costs incurred by the Company, including research and development, were $35,500,000 in 2001, $37,301,000 in 2000, and $35,281,000 in 1999.

On July 13, 2001, the Company entered into a definitive merger agreement with Sanmina Corporation, providing for a merger of the Company with a wholly-owned subsidiary of Sanmina, pursuant to which each outstanding share of the Company's common stock will be converted into 1.36 shares of Sanmina common stock. The transaction, which is subject to the approval of Sanmina's and the Company's stockholders and certain U.S. and international regulatory authorities, is expected to close in the fourth calendar quarter of 2001.

Customer and Product Diversification Continues

SCI has a diversified and high quality customer base. The Company has embarked on a growth strategy that includes priority focus on the addition of a number of world-class, high growth multinational companies to its customer base and continued emphasis on balanced industry segment participation. SCI's goal is to achieve industry leading business, product and customer mixes to provide the basis for sustained growth, and to maintaining a balance of mature, high growth, and emerging growth markets.

The Company has been successful in achieving its market sector diversification objective. The Company's involvement with communication equipment has grown substantially. Progress continues in posturing SCI for growth in other areas such as servers, peripheral products, set top boxes, "digital home appliances", and medical products. As a result of the growth of the Company's communication, server, and set top box business, personal computer business has declined as a percent of total sales. SCI has made two acquisitions in the electronic enclosure business, and continues to look for opportunities to enlarge its enclosures business through acquisitions and geographic expansions of existing capabilities.

SCI - The e-EMS Company

SCI enjoys a reputation for delivering on the cornerstones of its long-standing business model: cost competitiveness, high quality, and customer responsiveness. The combination of new customer demands for information-intensive services, the availability of the Internet, and new software technology is providing compelling opportunities for SCI to enhance its business model. SCI believes these opportunities will allow it to be very competitive in delivering lower cost solutions, high quality products and services, and responsiveness in customer service. SCI is an industry leader in its use of the Internet and selected e-business tools to automate its customer and supplier transactions and has made significant changes in the way business is conducted between SCI and its partners.

The Company is committed to being e-business driven and is making the necessary investments in the organization, technology, people, and information systems. Therefore, SCI believes it highly appropriate to be identified as "SCI - The e-EMS Company (TM)" and has registered that trademark.

Order Backlog

In recent years, components used in the Company's products have experienced substantial price and lead time fluctuations. These fluctuations have significantly affected the timing and size of order placements by the Company's customers. Consequently, backlog is not necessarily a definitive indicator of future revenue growth. Backlog at June 30, 2001, was approximately $2.66 billion compared with June 30, 2000's approximate $4.36 billion and June 30, 1999's approximate $3.07 billion.

Patents and Licenses

Patents are not significant to SCI's business. SCI believes that our success depends more upon the creativity of its personnel than upon patent ownership. Because of rapid technological change and the rate of new patent issuance, certain company products, manufacturing processes, and purchased equipment may inadvertently infringe others' patents. If patent infringements inadvertently occur, the Company believes, based upon industry practice, necessary licenses can be obtained without material adverse impact; however, there can be no assurance given to that effect. See Item 3. Legal Proceedings.

Factors That May Affect Future Results

Concentration of customers and contract terms

A majority of SCI's revenues are derived from direct sales to original equipment manufacturers. Although the Company has several hundred customer accounts, in any particular period a significant percentage of sales is and will continue to be derived from a limited group of customers. In fiscal 2001, the ten largest customers contributed more than 70% of revenues. Significant reductions in sales to any of these customers could have a material adverse effect on the results of operations.

Sales to individual customer that exceeded 10% of annual consolidated sales in any of the last three fiscal years were: Hewlett-Packard ($2,052 million in 2001, $2,629 million in 2000,and $2,465 million in 1999); Nortel ($886 million in 2001 and $931 million in 2000); Dell ($1,096 million in 2001 and $681 million in 1999); and Compaq ($840 million in 1999).

Generally, customer contracts can be canceled and volume levels changed or delayed at any time without notice, subject in some cases to cancellation costs. Timely replacement of canceled, delayed, or reduced contracts with new business cannot be assured. A majority of the Company's sales are to customers in the electronics industry, which is subject to rapid market and technological changes and frequent product obsolescence. Factors affecting the electronics industry in general or any of SCI's major customers in particular could have a material adverse effect upon the results of operations.

SCI's major contracts are with customers in the high technology industry. Credit terms relating to both accounts receivable and contract inventories are extended to customers after performing credit evaluations. When significant credit risks exist, letters of credit or other appropriate security are generally requested. However, credit losses on customer contracts have occurred in the past and no assurances can be given that credit losses, which could be material, will not occur in the future.

Management of growth

The Company has experienced rapid growth over recent years, having acquired and built substantial facilities in several locations. There can be no assurance that historical revenue growth will continue or that SCI will successfully manage existing operations or future plants acquired or built. As SCI manages operations and expands geographically, the Company may experience, as it has in the past, inefficiencies related to new operations and broadened geographic diversification. In addition, the Company may be adversely affected by new and acquired facilities that do not achieve growth sufficient to offset increased expenditures associated with expansion. In addition, increased capacity and expenditures in anticipation of future sales levels that do not materialize could adversely affect profitability, as it has in fiscal year 2001. Moreover, customers may occasionally require rapid production increases that can stress the Company's resources.

International operations

SCI operates internationally with more than half of its revenues generated from its non-U.S. operations. Additionally, much of the inputs to its manufacturing processes is sourced from international suppliers. As a result of international sales and facilities, operations are subject to a variety of risks that are unique to the Company's international operations, including the following:

o Adverse movement of international currencies against the U.S. dollar (SCI's reporting currency);

o Import and export duties and value-added taxes that may not be able to be billed to customers;

o Import and export regulation changes that could affect profit margins or restrict exports;

o     Potential restrictions on the transfer of funds; and

o     The burden and cost of compliance with international laws.

Highly competitive industry

SCI operates primarily in the electronics manufacturing services industry, competing against numerous domestic and international companies participating in this industry. Competition also comes from current and prospective customers who evaluate SCI's capabilities against the merits of internal manufacturing. Competition varies depending upon the type of service offered and the geographic area of competition. Overall, however, competition is intense and is expected to continue to be so as companies continue to enter the industry and existing competitors expand capacity. SCI could be adversely affected if its competitors introduce superior or lower priced services.

To remain competitive, the Company must continue to develop and provide technologically advanced engineering services, supply chain management, information systems, and manufacturing processes. SCI must also maintain high quality, offer flexible delivery schedules, deliver products on a timely basis, and continue to price products and services competitively. Failure to satisfy any of the foregoing requirements could adversely affect the results of future operations.

Shortages and prices of electronic components

Components are sourced globally. Component availability is periodically subject to constraints and shortages. Many components are available only from a limited number of sources. Some components are subject to periodic allocation by suppliers. Although no assurances can be given about future performance, SCI has generally been able to obtain adequate supply to maintain production when shortages occur. However, shipment delays have occurred and may reoccur. Significant component constraints could adversely affect the results of operations. SCI's revenues are primarily generated from "turnkey" manufacturing services, in which the cost of the components used to assemble the products being manufactured is included in the selling price of the Company's services. Accordingly, average selling prices for the Company's products fluctuate proportionally to component prices.

Seasonality

The Company has not historically considered its business to be consistently seasonal, although seasonal demands for its customers' products sold to consumers may impact quarterly revenues. In recent periods, the proportion of customers' products ultimately sold at retail has expanded, which has increased seasonality in sales. Operating margins have seen seasonal fluctuations in the past, particularly in the first fiscal quarter due to slowing effects of the summer season. SCI believes these seasonality effects may continue.

Operating results may fluctuate

The Company's operating results are dependent upon its ability to identify and react in a timely manner to changes in business conditions and customer requirements, especially actions in balancing inventory quantities, property, plant, and equipment capacity, staffing levels, and liquidity amounts. Accordingly, operating results could vary over time as such conditions change.

Dependence on key personnel

The Company's success depends largely upon the efforts and abilities of key managerial and technical employees. The loss of services of certain key personnel could adversely affect operations. SCI's business depends upon its ability to recruit, train, and retain senior managers, skilled professional and technical salaried personnel, and skilled and semi-skilled hourly employees at competitive costs, and there is intense competition for experienced employees at all levels. Failure to maintain a talented and experienced workforce could adversely affect the results of operations.

At June 30, 2001, the Company employed 36,433 individuals, of which 12,330 were based in the United States. Employees at twelve non-U.S. operations are subject to collective bargaining agreements at June 30, 2001. There have been no work stoppages caused by employee activities. The Company believes that its employee relations, in general, are good.

Environmental risks

The Company is subject to a variety of environmental regulations relating to the use, storage, discharge, and disposal of hazardous materials used in the manufacturing processes. Failure to comply with present and future regulations could subject the Company to future liabilities or the suspension of production. In addition, such regulations could restrict SCI's ability to expand its facilities or could require acquisition of costly equipment or incur other significant expenses to comply with environmental regulations. (For further discussion see environmental issues included in Item 3.Legal Proceedings.)

Interest rate fluctuations

Short-term interest rate changes can impact the Company's interest expense on its variable interest rate debt, as well as the discount (reflected as interest expense) on its accounts receivable sold under an asset securitization agreement.

International currency exchange rates fluctuations

The Company predominantly conducts its international sales and purchase transactions in U.S. dollars or under customer contract provisions that protect against most major currency risks. Although SCI endeavors to balance its foreign currency exposure where possible, no assurance can be given that it will be successful in mitigating the effects of changes in currency exchange rates on its international operations. Changes in some international currency exchange rates impact the geographic areas where the Company's revenue is derived. When international currencies are devalued, the manufacturing costs of plants in those countries may become more competitive as compared to other established plants.

Volatility of stock price
The Company's common stock is traded on the New York Stock Exchange. The market price of the common stock has fluctuated substantially in the past and could fluctuate substantially in the future based on a variety of factors, including among others:

o Future announcements about the Company or its key customers or competitors;

o     Demand for the Company's services;

o     Changes in earnings estimates by analysts;

o     Fluctuations in quarterly operating results;

o General conditions in the EMS, communications, personal computer, high end computing, multimedia, medical or other industries;

o General economic, political and market conditions such as recessions or international currency fluctuations;

o     Litigation; and

o     Government regulations.

On August 10, 2001, Sanmina Corporation filed a Registration Statement on Form S-4 relating to the proposed merger of its wholly-owned subsidiary with the Company. This registration statement contains a discussion of risk factors and other information relating to the proposed merger. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, or by calling 1-800-SEC-0330. The SEC maintains an Internet site containing reports, proxy and information statements, and other information regarding electronic filings, found at
<http://www.sec.gov>. SCI also maintains its own Internet site at
<http://www.sci.com>.

Directory of Officers and Board of Directors

A. Eugene Sapp, Jr.
Chairman of the Board and Chief Executive Officer

Robert C. Bradshaw
President and Chief Operating Officer

James E. Moylan, Jr.
Senior Vice President and Chief
Financial Officer

Michael M. Sullivan
General Counsel and Secretary

Executive Vice Presidents
David J. Dutkowsky
George J. King
Santosh Rao
W. David Rees

Senior Vice Presidents
C. T. Chua
Donald C. Kemp
LeRoy H. Mackedanz
Bhawnesh C. Mathur
Michael P. McCaughey
Vincent P. Melvin
Michael H. Missios
James M. Ferguson
Dewayne E. Rideout
Peter M. Scheffler
Walter F. Stone

First Vice President
Yvonne Sanchez-Navarro

Vice Presidents
Alvin G. Austin
Shane Baker
Charles Barnhart
Patrick R. Barry
Trevor Black
Jose Luis Cano
Robert Chapman
Warren F. Cline, Jr.
William C. Coker
Daniel W. Dery
John F. Dullea
James H. Ferry
Suanne L. Flatow
Luis G. Franco
Marco A. Gonzalez
Agustin Guerrero
Francis X. Henry
Michael D. Henry
James A. Johnson
Steven T. Korn
Kenneth R. Law
Bruce T. Leasure
S. T. Lee
David L. Marler
Brian L. Midolo
Hector E. Morales
Martin Montgomery
Luis Navarro
Yoram Neuman
Jukka R. Niemi
Peter L. Nilsson
V.F. Ong
James Orr
Vincent O. Paragone
Gianni Parisse
Ronald E. Patterson
Gary L. Pelfrey
A. Paul Pepe
Cameron Radford
Robert J. Sellers
David Snape
K.K. Soh
James H. Sutherlin
Mark J. Tan
Hideo E. Wakashita
Stephen A. Werner
Christopher J. White
Seamus P. Woulfe

Assistant Vice Presidents
Eric L. Krepps
John M. Noll
Cassio De Oliveira
Robert J. Swift

Assistant Treasurer
Richard B. Hare

Board of Directors

A. Eugene Sapp, Jr.  (1)
Chairman of the Board of Directors
of the Company
Huntsville, AL

William E. Fruhan  (1,2,3)
Professor of Business Administration
Harvard University, Boston, MA

Dr. Shirley Ann Jackson
President, Rensselaer Polytechnic Institute
Troy, NY

David A. Jones (2,3)
Chairman & CEO Rayovac Corp.
Madison, WI

Olin B. King  (3)
Chairman Emeritus
Huntsville, AL

Wayne Shortridge  (1,4)
Lead Director, Partner
Paul Hastings, Janofsky & Walker
Atlanta, GA

G. Robert Tod (2,4)
Retired President
CML Group, Inc.
Acton, MA

Jackie M. Ward (4)
Chief Executive Officer
Computer Generation Incorporated
Atlanta, GA

Director Emeritus
Howard H. Callaway
Chief Executive Officer
Crested Butte Mountain Resort, Inc.
Crested Butte, CO
Chairman
Callaway Gardens Resort, Inc.
Pine Mountain, GA

Committees of the Board
1 Executive Committee
2 Audit Committee
3 Investment Committee
4 Compensation Committee

Item 2. Properties

At June 30, 2001, SCI owned or leased the following manufacturing facilities:

Location                                                          Square Footage
United States and Canada
   Huntsville, Alabama                                                 1,431,000
     (Nine facilities including corporate administrative building)
     (Includes facilities financed through industrial revenue bonds)
   Rapid City, South Dakota                                              230,000
   Colorado Springs, Colorado                                             86,760
   Fountain, Colorado                                                    360,000
   San Jose, California (two facilities)                                 245,292
   Richmond, Kentucky                                                    142,718
   Stanton, Kentucky                                                      57,500
   Augusta, Maine                                                        311,000
   Hunt Valley, Maryland (leased facility)                                71,400
   St. Paul, Minnesota                                                    63,000
   Hooksett, New Hampshire (financed through industrial
   revenue bonds)                                                         72,000
   Denton, Texas                                                          55,000
   San Antonio, Texas                                                     36,000
   Lynchburg, Virginia (leased facility)                                 587,400
   Turtle Lake, Wisconsin                                                125,000
   Kanata, Ontario, Canada (leased facility)                              25,000
   Pointe-Claire, Quebec, Canada                                         220,000
   Brockville, Ontario, Canada                                           480,000
   Other, primarily closed manufacturing facilities                      375,140
                                                               -----------------
       Total United States and Canada                                  4,974,210
                                                               =================

Latin America
   Guadalajara, Jalisco, Mexico (two facilities)                         419,200
   Juarez, Mexico (leased facility)                                       32,000
   Mexico City, Distrito Federal, Mexico (leased facility)               118,000
   Apodaca, Nuevo Leon, Mexico (Monterrey)                               282,200
   Hortolandia, Sao Paulo, Brazil (Campinas)                             232,179
                                                               -----------------
       Total Latin America                                             1,083,579
                                                               =================

Europe/ Middle East
   Irvine, Scotland, UK                                                  172,500
   Camberley, England (leased facility)                                  105,000
   Fermoy, County Cork, Ireland                                          110,000
   Ghislenghien, Belgium (leased facility)                                30,000
   Grenoble, France                                                       78,000
   Tatabanya, Hungary                                                    204,188
   Haukipudas, Finland (leased facility)                                 312,000
   Oulu, Finland (leased facility)                                        81,000
   Motala, Sweden                                                        664,000
       (423,800 square feet is currently leased to other
        occupants and not used in production by the Company)
   Leganes, Spain (leased facility)                                      108,400
   Heerenveen, Leek, The Netherlands                                     232,000
   Ma'alot, Israel (leased facility)                                      55,000
   Petach, Israel                                                         37,000
                                                               -----------------
       Total Europe                                                    2,189,088
                                                               =================

Asia/ Pacific
   Republic of Singapore                                                 165,000
   Pathum Thani, Thailand (Bangkok)                                      138,500
   Penang, Malaysia                                                      115,000
   Kunshan, China (Shanghai)                                             262,000
   Perth, Australia (leased facility)                                     62,700
                                                               -----------------
       Total Asia                                                        743,200
                                                               =================

Other, primarily leased                                                  144,158
                                                               -----------------
       Total                                                           9,134,235
                                                               =================

Item 3. Legal Proceedings

SCI has been sued by the Lemelson Medical Educational Research Foundation (Lemelson), together with 87 other defendants, including the Company's major domestic competitors and customers, alleging infringement on 15 patents relating to machine vision and use of bar coding and bar code readers in manufacturing. Lemelson has been successful in settling similar assertions against automobile companies, semiconductor manufacturers and other EMS companies. Lemelson is requesting damages equal to a percentage of sales for a 10-year period. SCI, together with other major defendants, intends to contest the validity of the patents. In addition, possible recourse exists against manufacturers of the equipment that Lemelson is alleging violated its patents. While no guarantee can be given, SCI does not believe that outcome of this lawsuit will result in a material adverse effect on the Company. The maximum exposure from this suit is currently estimated to be less than one percent of current assets, and the Company has provided for what it believes will be the likely outcome of the suit. Additionally, if Lemelson's patents are upheld, the Company believes it will be able to obtain adequate licenses for their use.

SCI also is party to several lawsuits incidental to its various activities and incurred in the ordinary course of business. The Company believes it has meritorious claims and defenses in each case that either will absolve the Company or limit its liability. The Company does not believe that any of the lawsuits will result in a material adverse effect on the Company's financial condition or results of operations.

SCI has undertaken remediation activities for groundwater contamination at two of its production facilities in Huntsville, Alabama. The applicable regulatory authorities have granted "no further action status" with regard to these remediation projects. In addition, Plant 34 in Brockville, Ontario, Canada has soil and groundwater contamination, which Nortel Networks is remediating to comply with applicable standards. Nortel Networks has agreed to indemnify SCI for any losses incurred as a result of claims by third parties relating to the groundwater contamination or the work associated with the cleanup of the contamination. The treatment system has been in operation since 1992 at a cost of $100,000 per year to Nortel Networks and SCI therefore does not believe that the contamination has migrated off-site. However, there also may be soil and/or groundwater contamination at other current or former SCI manufacturing facilities which has yet to be discovered and could give rise to material remediation obligations and/or other liabilities.

In the course of preparing for sale its plants located in Arab, Alabama, and Colorado Springs, Colorado, SCI conducted a Phase I Environmental Site Assessment and Limited Compliance Review at both facilities. Both procedures indicated the presence of lead in wipe samples obtained from surfaces in the interior of these plants. While there are no standards for lead on surfaces in commercial buildings, these concentrations are above residential standards not applicable to these facilities. Remediation activities to reduce the lead concentrations are currently underway at both plants. Lead dust has also been identified at one of SCI's San Jose, California, facilities. The estimated clean up costs for identified remediation activities at all of these plants are approximately $900,000, which will be incurred during fiscal 2002. In addition, lead contamination is suspected at Plant 11 in Rapid City, South Dakota because of the age of the facility and the nature of the manufacturing activities at the facility. Based on remediation costs at the facilities discussed above, the clean-up costs for remediation activities at Plant 11 are expected to be approximately $300,000.

The manufacturing equipment that generated the lead dust is used at most of the Company's other manufacturing facilities. Therefore it is possible that lead dust could be present in the interior of some or all of the Company's current and former manufacturing facilities. While SCI regularly monitors for airborne concentrations of lead in its buildings and is not aware of any significant lead concentrations in excess of the applicable OSHA standards, the presence of lead dust in these facilities could give rise to affirmative remediation obligations and/or other liabilities if the levels are found to be excessively high. Possible lead contamination at other SCI facilities is being addressed through increased maintenance activities.

Asbestos is present at several SCI manufacturing facilities. While this asbestos is being managed in place pursuant to asbestos operations and maintenance plans, the presence of asbestos could give rise to affirmative remediation obligations and other liabilities and no third-party claims have been brought at this time.

On February 1, 2000, SCI was named as a third-party defendant in an action brought pursuant to the Comprehensive Environmental Response, Compensation and Liability Act based on releases of hazardous substances to the soil and groundwater at the Allworth, Inc. solvent recycling facility in Tarrant City, Alabama (Allworth facility). Plaintiff Southdown, Inc., former owner of the Allworth facility, initially brought this cost recovery action against other prior owners of the Allworth facility and its current and former customers. In turn, the customer defendants named additional customers, including SCI. On November 7, 2000, the District Court dismissed the claims against all former customer defendants with prejudice. On December 4, 2000, Southdown, Inc. and Southdown Environmental LLC, an indirect wholly-owned subsidiary of Southdown, Inc., filed a notice of appeal of the District Court's November 7, 2000, Order, which is pending. The parties to this action have agreed to settle the case and dismiss all claims with prejudice with each party bearing its own costs. The District Court entered an Order of Dismissal on August 21, 2001 dismissing all claims, counter-claims and cross-claims with prejudice. A motion to dismiss the appeal has been filed and is pending before the U.S. Court of Appeals for the Eleventh Circuit. The current owners of the Allworth facility have agreed to indemnify the customers of the facility, including SCI, for all necessary remediation costs. However, should the current owner of the Allworth facility not be able to honor its indemnification of SCI, it is possible that state or federal authorities could require SCI to participate, along with the numerous other potentially responsible parties, in the remediation of the soil and groundwater at the Allworth facility.

Item 4. Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of security holders during the fiscal fourth quarter of 2001.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

At September 21, 2001 there were 1,770 shareholders of record. SCI Systems Inc. Common Stock is traded on the New York Stock Exchange. There have been no cash dividends paid on the Common Stock to date. Payment of dividends is restricted as described in Note B to the Company's 2001 Consolidated Financial Statements, which are included under Item 8. Stock dividends have been paid in the past in the form of common stock splits, last done in February 2000. The Company's Transfer Agent and Registrar is Chase Mellon Shareholder Services, who can be reached at 1-800-756-3353.

The quarterly high, low and closing common stock prices, as reported on the New York Stock Exchange, for the last two fiscal years are as follows:

       2001             High      Low     Close
-------------------------------------------------

First                  $65.13   $35.81    $37.06
Second                  47.00    22.75     25.63
Third                   35.13    15.53     20.65
Fourth                  29.90    15.58     25.50

       2000             High      Low     Close
-------------------------------------------------

First                  $28.44   $21.13    $22.69
Second                  43.16    19.53     41.50
Third                   55.13    33.50     53.31
Fourth                  58.38    32.75     39.09

Item 6. Selected Financial Data

                                                                Year ended June 30,
(In millions of dollars except share data)       2001       2000       1999       1998       1997
-----------------------------------------------------------------------------------------------------

Net sales                                      $8,713.9   $8,342.6   $6,710.8   $6,805.9   $5,762.7
Operating income                                  230.6      321.7      234.8      257.1      206.2
Net income                                         99.9      196.7      137.8      145.1      112.7
Depreciation and amortization                     199.9      151.5      115.2      103.5       76.8
Basic earnings per share                            .69       1.36       1.11       1.21       0.94
Diluted earnings per share                          .68       1.34       1.00       1.06       0.84
Working capital                                 1,560.7    1,288.8      876.4      759.4      754.2
Net property, plant and equipment                 714.7      589.2      448.0      436.1      301.0
Goodwill                                          623.6      316.2       21.0        4.8        6.3
Total assets                                    4,008.2    3,351.3    2,322.7    1,944.7    1,869.9
Long-term debt                                  1,405.2      748.4      140.9      440.5      454.3
Capital expenditures, including acquisitions      778.1      649.3      186.5      236.8      111.4
Shareholders' equity                            1,464.6    1,367.9    1,164.8      748.0      594.7
Shareholders' equity per share                 $  10.02   $   9.46   $   8.09   $   6.23   $   4.98
Number of employees                              36,433     31,707     25,325     23,287     18,470

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the fiscal years indicated, the percentage of net sales of items in the Consolidated Statement of Income. This financial information and the following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                                              Year Ended June 30,
                                                          2001       2000       1999
                                                         ----------------------------
Net sales                                                100.00%    100.00%    100.00%
Cost and expenses                                         96.86      95.85      96.40
Goodwill and contract intangibles amortization expense      .49        .29        .10
                                                         ----------------------------
Operating income                                           2.65       3.86       3.50
Net interest expense                                       (.94)      (.37)      (.25)
Other income (expense)                                       --        .03       (.01)
                                                         ----------------------------
Income before income taxes                                 1.71       3.52       3.24
Income taxes                                                .56       1.16       1.18
                                                         ----------------------------
Net income                                                 1.15%      2.36%      2.06%
                                                         ============================

Results of Operations
Sales for fiscal year 2001 were a record $8.714 billion, a 4% increase over fiscal year 2000's sales. Volume increases during fiscal years 2001 and 2000 offset average selling price decreases as component prices declined. Component price declines accelerated in the last six months of fiscal 2001, as lead times abated and capacity in the supply chain increased. Sales in the second half of fiscal year 2001 were 10% lower than in the prior fiscal year's similar periods, as customers experienced severe market conditions. Beginning in the fiscal third quarter, the Company and the entire EMS industry were impacted by numerous order reductions and cancellations, with the most dramatic changes coming from the communications market sector. The Company has been focused over the last two fiscal years on increasing its penetration to both communications and high-end computing and has been very successful in penetrating these markets. The current slowdown in communications end markets has impacted current quarterly results, but the Company expects that when the end markets recover, the changed business mix will significantly enhance future performance.

Sales to communication product customers increased to approximately 31% of fiscal year 2001 sales from approximately 25% in fiscal year 2000. Sales to personal computing customers approximated 33% of fiscal year 2001 sales and 43% in fiscal year 2000. Sales generated by finished PC assembly services declined significantly in fiscal year 2001 to approximately 15% of consolidated sales from approximately 25% in fiscal year 2000. Sales to high-end computing product customers approximated 18% of fiscal year 2001 sales, with sales to multimedia product customers approximating 10%. Medical, government and other product customers approximated 8% of fiscal year 2001 sales. International sales increased to 57% of consolidated sales in fiscal year 2001 from 51% in fiscal year 2000, as customers continued to seek lower cost alternatives for their products, especially at the Company's Mexican operations.

In the last two fiscal years, the Company has made substantial strategic acquisitions of communication product manufacturing operations and electronic industry related enclosure manufacturers (enclosure operations represented approximately 3% of fiscal year 2001 sales). These acquisitions contributed to end market diversification and contributed sales growth of approximately 4% and 13% in fiscal years 2001 and 2000, respectively.

Sales for fiscal year 2000 were $8.343 billion, a 24% increase over the $6.711 billion in fiscal 1999. The fiscal year 2000 shift in business mix towards communications end markets contributed to the improved operating margins and earnings per share, especially in the fourth quarter.

Operating profit decreased both in dollars and as a percent of sales in fiscal year 2001 from fiscal year 2000's levels. This decrease mainly resulted from underutilization of existing manufacturing capacity, increased selling, general and administrative cost and increased information technology expenditures. Additionally contract valuation provisions for inventory, costs and receivables not deemed collectible from customers, increased intangibles amortization, plant closure and conversion costs, charges relating to asset impairment, employee reductions and realignment programs resulted in lower operating margins. During fiscal year 2001, the Company continued its infrastructure expansion in management, supply chain, information technology, and marketing that began in fiscal year 2000. The expanding global market the Company serves and customer demands for higher levels of service is necessitating this expansion. Also contributing to the lower operating margin was market driven pricing pressure resulting from current excess industry capacity, which can be attributed to the general industry and economic slowdown that began in the Company's third fiscal quarter.

In February 2001, SCI embarked on a capacity and organizational realignment program that will both improve the Company's competitive position and cost structure in the current market environment and better position the Company to take advantage of the expected resumption of end market growth. The plan involves consolidation of programs currently in multiple plants into a single plant, capacity additions to several plants, and a number of plant closures. The Company is changing its workforce to match the capacity realignment through appropriate downsizing and increases where required. These activities are in direct response to current market conditions, a rapid shift in business mix in favor of communications and enterprise computing, and growth in foreign activities, especially low-cost areas.

Infrequent and special charges of $106 million ($71 million after tax) were incurred during fiscal year 2001's second half. As discussed in Notes K and L of Notes to Consolidated Financial Statements, the Company adopted a realignment program during fiscal 2001 in response to changing market and economic conditions. When the program is completed, the Company expects to have better utilization of production capacity. Three domestic plants and one foreign plant were closed during fiscal 2001 in connection with the realignment program. Two domestic plants are being converted from large-scale production operations to smaller scale new product introduction operations. The capacity at the Company's plant in France is being substantially reduced. The infrequent and special charges included operating losses on plants being closed or converted, contract valuation adjustments associated with customers from which the Company has or intends to disengage, employee reduction costs, asset impairment charges and extension of retirement benefits to stock options granted prior to October 2000. Additional pretax infrequent and special charges of between $70 and $100 million could be incurred in the first six months of fiscal year 2002 when the Company expects to undertake further realignment program actions, although the Company has made no final decisions currently regarding further realignment programs.

Intangible amortization increased in fiscal years 2001 and 2000 as a result of increased acquisition activity. Lower intangible amortization is expected in fiscal year 2002 with the adoption of the new accounting principles for expensing of goodwill. (See Note A to the consolidated financial statements contained in this Form 10-K for further discussion.)

Operating margins improved in fiscal year 2000 from the previous year mainly as a result of the business mix shift and improved operating results, including operations that were in a startup phase during fiscal year 1999. Reduced losses, including currency exchange losses, at the Brazilian plant also contributed to the improved operating margin.

The sales shift by the Company to higher margin/lower turnover products, together with a tightening in the availability of certain components, led to lower asset turnover in fiscal years 2001 and 2000. During the second half of fiscal year 2001, the general industry and economic recession negatively impacted asset turnover. Increased capital expenditures, including acquisitions, also contributed to lower asset turnover in the last two fiscal years. The EMS industry has become more capital intensive, as technology advances have increased the need for more high cost state-of-the-art production equipment and increased acquisition activity within the industry has increased goodwill and other intangibles.

Net interest expense increased, both in amount and as a percent of sales, in fiscal years 2001 and 2000, primarily as a result of increased financings to fund acquisitions and increased working capital.

The estimated effective income tax rate differs from the U.S. statutory rate primarily due to the effect of state income taxes, offset by lower taxes on foreign earnings considered permanently invested.

Net income as a percent of sales declined in fiscal year 2001 from fiscal year 2000 as a result of the aforementioned items.

Capital Resources and Liquidity

Cash was provided from operations ($46 million) for this period compared to a minor cash usage in last fiscal year ($14 million). Accounts receivable sold under the asset securitization program (included in the accounts receivable change reflected in operations) increased $29 million at June 30, 2001, from June 30, 2000's $142 million. Fiscal year 2001 investing activities used approximately $100 million more cash than in the previous fiscal year, because of increased acquisition expenditures. Investing activities were principally funded by increased borrowings in both fiscal years 2001 and 2000. The $268 million inventory increase at June 30, 2001, from June 30, 2000's balance ($80 million related to existing operations and $188 million related to acquisitions) primarily accounted for the working capital increase of $272 million during this period. Quarterly days of sales in inventory increased to 72 days at June 30, 2001, from 53 days at June 30, 2000, mainly due to increased business with communication product customers who are being severely impacted by the current industry and economic slowdown. This slowdown was rapid and resulted in increased inventory levels throughout the industry supply chain. Accounts receivables before asset securitization increased in amount and quarterly days of sales, at June 30, 2001 from June 30, 2000's amounts mainly as a result of increased business with communication customers who tend to have longer payment terms. Inventory is primarily covered by customer contracts where the customer assumes liability for unfinished products if they do not take delivery of finished units. The Company is also experiencing an extension of payment terms from its other customers as a result of current economic conditions. The quarterly days of sales in accounts payable and accrued expenses increased slightly at June 30, 2001 from the prior year end as a result of extended payment terms to offset the payment term extensions by our customers. Accounts payable and accrued expense dollar balance declined because of lower fourth quarter sales in fiscal year 2001 as compared to fiscal year 2000. Total asset turnover decreased to 2.1 times in fiscal year 2001 from the 2.9 times last fiscal year. Increased days of sales in assets, including acquisition expenditures, led to higher levels of borrowings at June 30, 2001. The reduction of days of sales in inventory has the highest priority within the Company, as does reducing days of sales in all assets. Doing so will result in increased cash availability with which to fund operations and lower debt balances.

Capital expenditures in fiscal year 2002 are currently expected to be somewhat lower than fiscal year 2001's level. SCI believes it can adequately fund such capital expenditures and its foreseeable working capital requirements.

Available liquidity at June 30, 2001, was $399 million in available credit and $106 million in cash and cash equivalents. In anticipation of possibly obtaining required funding through public markets, SCI has on file with the Securities and Exchange Commission shelf-registration statements covering $1,225 million in securities that may be issued in various forms.

Recent Developments

On July 13, 2001, the Company entered into a definitive merger agreement with Sanmina Corporation, providing for a merger of the Company with a wholly-owned subsidiary of Sanmina, pursuant to which each outstanding share of SCI common stock will be converted into 1.36 shares of Sanmina common stock. The transaction, which is subject to the approval of Sanmina's and SCI's stockholders and certain U.S. and international regulatory authorities, is expected to close in the fourth calendar quarter of 2001.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

Short-term interest rate changes can impact the Company's interest expense on its variable interest rate debt, as well as the discount (reflected as interest expense) on its accounts receivable sold under an asset securitization agreement. Outstanding variable interest rate debt and accounts receivable sold approximated $375 million at June 30, 2001. A one-percentage point change in short-term interest rates could have a current interest expense impact of approximately $4 million on an annual basis. Changing interest rates could have a larger impact on future earnings if variable interest rate debt is used to finance acquisitions and growth beyond that currently projected. Presently, fixed-rate debt approximates 77% of the borrowings being used to finance the Company's operations.

The Company predominantly conducts its foreign sales and purchase transactions in U.S. dollars or under customer contract provisions that protect against most major currency risks. Consequently, the Company is not subject to significant currency exchange rate fluctuations that would impact its net income. Approximately 6% of fiscal year 2001's sales were conducted in currencies other than the U.S. dollar. Quarterly price adjustments and forward exchange contracts are primarily used to protect against major exchange rate fluctuations that could affect costs and revenue. Hedging of non-U.S. dollar net asset currency exposures is primarily accomplished through long-term non-U.S. dollar intercompany advances.

At June 30, 2001, the Company had approximately $177 million in non-U.S. dollar denominated long-term intercompany advances that are exposed to fluctuations in currency exchange rates. The net translation adjustment on these intercompany advances ($17 million loss in fiscal year 2001) is reflected in other comprehensive income. Euro denominated intercompany advances amounted to $95 million at June 30, 2001. June 30, 2001 intercompany advances denominated in Brazilian reals amounted to $42 million, with $19 million being denominated in Finnish Marks and $21 million denominated in Australian dollars. The Euro and Finnish Mark have strengthened against the U.S. dollar since June 30, 2001.

Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS

                                                                          June 30,
(In thousands of dollars except share data)                          2001          2000
                                                               --------------------------

Assets
Current Assets
Cash and cash equivalents                                      $   106,468    $   166,759
Accounts receivable, less allowances of $12,407 in 2001 and
  $7,233 in 2000                                                   840,352        796,616
Inventories                                                      1,545,660      1,277,979
Refundable and deferred federal and foreign income taxes            16,044         63,132
Assets held for sale                                                13,684             --
Other current assets                                                97,646         86,272
                                                               --------------------------
Total Current Assets                                             2,619,854      2,390,758
Property, Plant and Equipment - Note B
Land and improvements                                               40,056         34,110
Buildings and leasehold improvements, including
  construction-in-process                                          239,696        226,568
Equipment                                                        1,101,992        894,138
Less accumulated depreciation                                     (667,043)      (565,657)
                                                               --------------------------
Net Property, Plant and Equipment                                  714,701        589,159

Goodwill and Contract Intangibles, net of accumulated
  amortization of $60,691 in 2001 and $21,472 in 2000              623,570        316,175
Other Noncurrent Assets                                             50,104         55,212
                                                               --------------------------
Total Assets                                                   $ 4,008,229    $ 3,351,304
                                                               ==========================

Liabilities and Shareholders' Equity
Current Liabilities
Current maturities of long-term debt                           $    25,588    $    14,361
Accounts payable and accrued expenses                              946,400      1,014,368
Accrued payroll and related expenses                                68,758         53,504
Federal, foreign, and state income taxes                            18,429         19,743
                                                               --------------------------
Total Current Liabilities                                        1,059,175      1,101,976

Deferred Income Taxes                                               34,770         97,607

Noncurrent Employee Benefits                                        42,072         34,745

Other Noncurrent Liabilities                                         2,434            652

Long-Term Debt - Note B
Industrial revenue bonds                                            12,900         19,769
Long-term notes                                                    828,019        164,459
Convertible subordinated notes                                     564,242        564,174
                                                               --------------------------
Total Long-Term Debt                                             1,405,161        748,402

Shareholders' Equity
Preferred stock, 500,000 shares authorized but unissued                 --             --
Common stock, $.10 par value: authorized 500,000,000 shares:
  issued 147,132,428 in 2001 and 144,996,374 in 2000                14,713         14,500
Capital in excess of par value                                     534,949        477,531
Retained earnings                                                1,000,400        900,531
Accumulated other comprehensive loss:
  Cumulative translation adjustment                                (33,800)       (17,227)
  Unrealized holding loss on investment                             (1,300)            --
Shares held in Rabbi Trusts - 230,118 in 2001 and
  288,472 in 2000, at cost                                          (8,103)        (7,072)
Treasury stock - 884,045 shares in 2001 and 118,732
  shares in 2000, at cost                                          (42,242)          (341)
                                                               --------------------------
Total Shareholders' Equity                                       1,464,617      1,367,922
                                                               --------------------------
Total Liabilities and Shareholders' Equity                     $ 4,008,229    $ 3,351,304
                                                               ==========================

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

                                                                 Year ended June 30,
(In thousands of dollars except share data)               2001          2000          1999
                                                       --------------------------------------

Net sales                                              $8,713,938    $8,342,580    $6,710,785
Cost and expenses (Notes K and L)                       8,440,832     7,996,466     6,469,341
Goodwill and contract intangibles amortization             42,546        24,443         6,642
                                                       --------------------------------------

Operating Income                                          230,560       321,671       234,802

Other income (expense):
  Interest expense (net of interest income of $8,180
    in fiscal year 2001, $4,886 in fiscal year 2000
    and,  $7,141 in fiscal year 1999)                     (81,839)      (30,909)      (16,938)
  Other, net                                                  337         2,873          (781)
                                                       --------------------------------------

Income Before Income Taxes                                149,058       293,635       217,083

Income taxes - Note F                                      49,189        96,900        79,235
                                                       --------------------------------------

Net Income                                             $   99,869    $  196,735    $  137,848
                                                       ======================================

Earnings per share - Note D:
  Basic                                                     $0.69         $1.36         $1.11
  Diluted                                                   $0.68         $1.34         $1.00

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        Capital               Accumulated
                               Number of                   in                    Other        Rabbi                    Total
                                Shares       Common    Excess of    Retained  Comprehensive   Trust      Treasury   Shareholders'
(In thousands of dollars)       Issued       Stock     Par Value    Earnings      Loss        Shares      Stock       Equity
                              ---------------------------------------------------------------------------------------------------
Balance June 30, 1998         120,090,888    $12,022   $174,452   $  565,948    $ (4,124)   $    --    $   (341)    $  747,957
Stock options exercised           482,168         48      7,328           --          --         --          --          7,376
Conversion of notes -
  May 1999                     23,584,686      2,358    280,399           --          --         --          --        282,757
Adoption of EITF No. 97-14       (272,592)        --         --           --          --     (3,957)         --         (3,957)
Net income for year                    --         --         --      137,848          --         --          --        137,848
Cumulative translation
  adjustment                           --         --         --           --      (7,164)        --          --         (7,164)
                              ---------------------------------------------------------------------------------------------------
Balance June 30, 1999         143,885,150     14,428    462,179      703,796     (11,288)    (3,957)       (341)     1,164,817
Stock options exercised           719,900         72     15,352           --          --         --          --         15,424
Net income for year                    --         --         --      196,735          --         --          --        196,735
Cumulative translation
  adjustment                           --         --         --           --      (5,939)        --          --         (5,939)
Change in Rabbi Trusts'
  shares                          (15,880)        --         --           --          --     (3,115)         --         (3,115)
                              ---------------------------------------------------------------------------------------------------
Balance June 30, 2000         144,589,170     14,500    477,531      900,531     (17,227)    (7,072)       (341)     1,367,922
Stock options exercised         2,115,025        211     56,964           --          --         --          --         57,175
Employee stock purchase
  shares                           21,029          2        454           --          --         --          --            456
Net income for year                    --         --         --       99,869          --         --          --         99,869
Cumulative translation
  adjustment                           --         --         --           --     (16,573)        --          --        (16,573)
Unrealized holding loss on
  investments                          --         --         --           --      (1,300)        --          --         (1,300)
Change in Rabbi Trusts'
  shares                           58,354         --         --           --          --     (1,031)         --         (1,031)
Change in Treasury stock         (765,313)        --         --           --          --         --     (41,901)       (41,901)
                              ---------------------------------------------------------------------------------------------------
Balance June 30, 2001         146,018,265    $14,713   $534,949   $1,000,400    $(35,100)   $(8,103)   $(42,242)    $1,464,617
                              ===================================================================================================

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year ended June 30,
(In thousands of dollars)                                         2001          2000         1999
                                                             ---------------------------------------
Operating Activities
 Net income                                                  $    99,869    $   196,735    $ 137,848
 Adjustments to reconcile net income to net cash
   provided by (used for) operations:
   Depreciation and amortization                                 199,927        151,548      115,212
   Deferred income taxes                                          (9,278)        19,456       28,712
 Changes in current assets and liabilities:
     Accounts receivable before asset securitization             (35,378)       (90,883)    (185,146)
     Net proceeds from asset securitization program               29,150        142,000           --
     Inventories                                                 (80,001)      (477,697)     (10,698)
     Refundable income taxes                                      (2,162)           758         (522)
     Other current assets                                         (9,373)       (12,600)     (36,433)
     Accounts payable and accrued expenses                      (167,013)        83,990      178,979
     Income taxes                                                 (8,569)       (23,160)       2,813
Other non cash items - net                                        29,013         (4,145)       6,767
                                                             ---------------------------------------
Net Cash Provided by (Used for) Operating Activities              46,185        (13,998)     237,532
                                                             ---------------------------------------

Investing Activities
 Purchase of property, plant and equipment                      (224,392)      (239,347)    (116,367)
 Proceeds from sale of property, plant and equipment               7,217          8,135        1,170
 Net cash paid for acquisitions (Note J)                        (553,734)      (409,907)     (70,099)
 Decrease (increase) in noncurrent assets                            879        (28,662)      (6,921)
                                                             ---------------------------------------
Net Cash Used for Investing                                     (770,030)      (669,781)    (192,217)
                                                             ---------------------------------------

Financing Activities
 Net increase in commercial paper
     and other short-term notes                                   26,510             --           --
 Payments on long-term debt                                   (1,939,551)    (1,037,383)     (30,877)
 Proceeds from long-term debt                                  2,573,503      1,659,252       13,177
 Issuance of common stock, net of treasury stock purchases       (20,215)         7,091        4,609
 Increase in other non-current liabilities                        15,550             --           --
                                                             ---------------------------------------
Net Cash Provided by (Used for) Financing Activities             655,797        628,960      (13,091)
                                                             ---------------------------------------

Effect of exchange rate changes on cash                            7,757          5,493         (485)
                                                             ---------------------------------------
Net (decrease) increase in cash and cash equivalents             (60,291)       (49,326)      31,739

Cash and cash equivalents at beginning of year                   166,759        216,085      184,346
                                                             ---------------------------------------

Cash and cash equivalents at end of year                     $   106,468    $   166,759    $ 216,085
                                                             =======================================

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                  Year ended June 30,
(In thousands of dollars)                   2001          2000           1999
                                         ---------------------------------------

Net income                               $ 99,869      $ 196,735      $ 137,848

Net currency translation loss             (24,664)        (7,586)        (7,164)
Unrealized holding loss on
 investment                                 (2,000)            --             --

Income tax benefit                          8,791          1,647             --
                                        ---------------------------------------

Total other comprehensive loss            (17,873)        (5,939)        (7,164)
                                        ---------------------------------------
Comprehensive income                     $ 81,996      $ 190,796      $ 130,684
                                        =======================================

See notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Accounting Policies

Business. SCI Systems, Inc. is a diversified international electronics manufacturing services provider (a contract manufacturer). SCI designs, manufactures, distributes, and services electronic products for virtually every market segment in the Electronic Manufacturing Services Industry. Markets served include the computer, peripheral, communications, medical, industrial, consumer, aerospace, defense, and multimedia industries, as well as the U.S. Government. Principally these services are performed for original equipment manufacturers.

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

Reclassifications. Certain reclassifications have been made to previously reported consolidated statements of cash flows for the years ended June 30, 2000 and 1999 to provide comparability with the current year presentation.

Sales and cost of sales. The Company's net sales are principally derived from product sales of complex electronic equipment under customer contracts built to their specifications. The Company also derives revenue to a lesser extent from engineering, after-market, and design services. Revenue from product sales is recognized when goods are shipped, or title passes if later. Service related revenues are recognized normally upon completion of the services. Sales also include contract price adjustments relating to excess component inventory, inventory carrying charges, component pricing, and other contract cost adjustments. Such revenue is normally recognized upon billing to customers. The Company assumes no significant obligations after product shipment. Excess inventory sales are normally recognized upon shipment to customers unless specific contract provisions allows otherwise.

Costs and expenses principally represent components and materials, other manufacturing, shipping and handling, engineering, selling, general and administrative, and other costs incurred in support of customer contracts.

Credit risk. The Company's major contracts are with customers in the high technology industry. Credit terms relating to both accounts receivable and contract inventories are extended to customers after performing credit evaluations. When significant credit risks exist, letters of credit or other appropriate security are generally requested.

Asset securitizations. When the Company sells receivables under its asset securitization program, it retains servicing rights, which is a retained interest in the securitized receivables. Accounts receivable is relieved (derecognized) for amounts sold under this program.

Inventories primarily consist of costs incurred in support of customer contracts stated at the lower of cost (principally first-in, first-out method) or market. Inventory primarily consists of electronic components.

Property, plant and equipment are recorded at cost and depreciated on the straight-line method over the estimated useful lives of individual assets. Leasehold improvements are amortized over the shorter of the lease term or useful lives. Estimated useful lives currently range between three to five years for machinery, equipment, furniture and fixtures; and 10 to 20 years for land improvements and buildings. Depreciation expense amounted to $157,381,000 in 2001, $126,520,000 in 2000, and $107,922,000 in 1999.

Goodwill and contract intangibles include the unamortized excess of cost over the underlying net tangible value of assets acquired. Goodwill intangibles are amortized on a straight-line basis over their estimated useful lives (primarily 10 to 20 years). The estimated useful life assigned to individual acquired goodwill is established after reviewing its related product area, its market position and outlook, and other pertinent factors. Contract intangibles are amortized over the initial contract period. Goodwill comprises substantially all of the intangible balance reflected in the accompanying balance sheets.

Long-lived asset impairment reviews are regularly conducted by the Company using projected future cash flows and such other factors as prescribed by Statement of Financial Accounting Standard No.121.

Deferred income taxes are provided on temporary differences as certain contract related revenues and expenses are reported in periods that differ from those in which they are taxed. U.S. income taxes in excess of estimated foreign income taxes have not been provided on certain undistributed earnings of foreign subsidiaries aggregating $159 million at June 30, 2001, which are considered to be permanently reinvested abroad. Otherwise, $29 million of additional deferred U.S. income taxes (net of related estimated foreign income tax credits) would have been provided.

Research and development is conducted under both Company and customer sponsored programs. Company-sponsored programs include research and development related to government products and services, and are allocable and recoverable in the same manner as general and administrative expenses under U.S. Government regulations. Customer-sponsored research and development costs are accounted for as any other program cost. Total engineering costs incurred by the Company, including research and development, were $35,500,000 in 2001, $37,301,000 in 2000, and $35,281,000 in 1999.

Selling, general and administrative expenses included in costs and expenses approximated $42,636,000 in 2001, $32,274,000 in 2000, and $23,681,000 in 1999.

Forward currency exchange contracts are used infrequently to reduce currency risk on component purchases transacted in other than the applicable functional currency. Realized and unrealized gains or losses on such contracts that are effective hedges of liabilities, or projected cash flows are recognized as foreign currency exchanges gains or losses included in costs and expenses. Most contracts are of three-month durations. The Company had no significant foreign currency exchange contract activity during the periods presented.

Foreign currency exchange net gains (losses) included in costs and expenses approximated $3,848,000 in 2001, $580,000 in 2000, and ($7,732,000) in 1999.

Stock Split. The Company declared and paid a two-for-one stock split in the form of a 100% dividend in February 2000. All share and per share data in the financial statements reflect the effect of this stock split.

Adoption of new financial accounting standards. The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities in July 2000, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation in fiscal 2001 as well. There were no material differences in the Company's financial statement presentation as a result of these adoptions.

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125" (FAS 140). FAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition FAS 140 requires certain additional disclosures. FAS 140 was effective for the transfer of financial assets occurring after March 31, 2001. The provisions of FAS 140 did not have a significant effect on the Company's consolidated financial statements.

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations (FAS 141) and No. 142, Goodwill and Other Intangible Assets (FAS 142). These standards change the accounting for business combinations by, among other things, eliminating pooling-of-interests accounting, and requiring a change in the method of expensing goodwill and certain intangible assets with an indefinite useful life. Goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment rather than periodic amortization. The new standards generally will be effective for the Company in the first quarter of fiscal year 2002 and for purchase business combinations consummated after June 30, 2001. Upon adoption, the Company will stop periodic amortization of goodwill. Based on the current levels of goodwill, this adoption will reduce annual amortization expense by approximately $39,000,000. The Company has not completed its assessment of the impact that Statement 142 will have on the carrying value of goodwill and other intangible assets.

Note B - Debt and Asset Securitization

Industrial revenue bonds

The Company is obligated by lease or guarantee for $22,033,900 at June 30, 2001 and $21,415,000 at June 30, 2000, of industrial revenue bonds maturing through the year 2015. The majority of such borrowings currently bears variable interest ranging between 3.21% and 7.62%, and is secured by related properties or irrevocable letters of credit.

Long-term notes

The Company is obligated under notes maturing through the year 2006 amounting to $9,894,000 and $20,023,000 at June 30, 2001, and 2000, respectively.
Substantially all of the notes bear variable interest rates ranging between 3.00% and 7.50% at June 30, 2001.

In March 2001, the Company issued and sold Senior Notes in two series, Series A amounting to $564,000,000 and Series B amounting to $36,000,000. The Series A notes bear interest at 7.67%, and the Series B notes bear variable interest, which was 6.98% at June 30, 2001. The entire principal amount of both the series, which totals $600,000,000, is payable on March 1, 2006. The Notes Purchase Agreement contains certain covenants, the most restrictive of which requires the Company to maintain minimum consolidated net worth of $1,000,000,000 at June 30, 2001.

In July 1996, the Company borrowed $100,000,000 under a Senior Note agreement with a group of institutional lenders. The Notes bear interest at 7.59% and are payable in six annual installments of $16,667,000 beginning in July 2001. The interest rate may be adjusted upward by 0.75% if the Company fails to meet certain financial ratios.

In June 2000, the Company entered into two credit agreements with a group of domestic and international banks, whereby the Company may borrow principal amounts up to $300,000,000 under a 364-day revolving credit line, and $200,000,000 under a five-year credit line. On June 29, 2001, the 364-day revolving credit line was renewed and increased to $325,000,000. At June 30, 2001, $140,000,000 was outstanding under these agreements. These credit agreements bear variable interest based on a defined bank rate, which was 4.51% at June 30, 2001. The 364-day revolving credit line can be extended for one year under certain conditions. The agreements contain certain covenants, the most restrictive of which requires the Company to maintain minimum consolidated net worth of $1,061,581,000 at June 30, 2001. A commitment fee is paid on the unused portion under the credit agreements together with a utilization fee. No compensating balances are required under the agreements. Short-term borrowings may be drawn under the credit agreements. Because of the Company's ability and intent to refinance such borrowings, borrowings under the credit agreements up to $200,000,000 are classified as long-term.

Asset securitization

The Company has an asset securitization agreement that allows it to sell up to $210,000,000 of certain accounts receivable. The agreement expires in November 2001. Certain accounts receivable can be sold under the agreement with limited recourse, limited to standard representations and warranties. The purchaser bears the credit risk on sold receivables. As funds are collected, additional eligible receivables may be sold to bring the outstanding balance to the desired level. The Company retains servicing responsibilities for sold receivables for which it receives annual servicing fees approximating 0.50% of the sold amount. At June 30, 2001, $171,150,000 of receivables had been sold under this agreement at a weighted discount rate of 4.18% and at June 30, 2000, $142,000,000 of receivables had been sold under this agreement at a weighted discount rate of 6.62%. A commitment fee is paid on the unused portion, together with a usage fee. For the year ended June 30, 2001, the average monthly amount of accounts receivable sold under this agreement was $214,254,000. Total discount and related fees, included in interest expense, was $13,973,000 in 2001 and $10,116,000 in 2000.

Unused credit facilities and commitments at June 30, 2001, approximated $398,850,000.

Convertible subordinated notes

In March 2000, the Company issued $575,000,000 of 3% Convertible Subordinated Notes maturing March 15, 2007. The Notes are convertible into the Company's common stock at $56.23 per share. The Company may redeem the Notes on or after May 20, 2003, although there is no mandatory redemption prior to final maturity. The majority of June 30, 2001's deferred charges netted against long-term debt relate to the costs associated with the issuance of these Notes, including underwriters' discount.

Deferred charges netted against total year-end long-term debt were $16,180,000 in 2001 and $13,675,000 in 2000.

Debt, lease, and rental payments

Long-term debt maturities for the next five fiscal years are: $25,588,000 in 2002; $16,856,000 in 2003; $16,858,000 in 2004; $16,860,000 in 2005; and
$618,027,000 in 2006. While the Company leases certain real property in its operations, annual rental expense and future commitments are not material to its operations.

Note C - Financial Instruments

At June 30, 2001 the estimated fair values of the financial instruments represented by cash and cash equivalents and trade receivables approximated their recorded values. Convertible Subordinated Notes outstanding at June 30, 2001, had a year-end trading price of $444,200,000 on the New York Stock Exchange. All other debt instruments' fair value is estimated to approximate their recorded value, as their applicable interest rates approximate current market rates.

The Company holds minority interests in two entities: Converge, Inc. and Uniwill Computer Corporation. Each investment represents less than 20% ownership of the respective entity. As of June 30, 2001, the carrying amount of these two investments is approximately $16,500,000. This valuation is based on quoted market prices and management estimates of current values for these investments. During fiscal year 2001, the investment in Uniwill was written down to its current estimated market value. The market valuation adjustment, net of tax, of $1,300,000 is reflected in other comprehensive income.

Investments held in Rabbi Trusts other than Company common stock are recorded at their fair value. Any gain or loss on such assets are offset by a corresponding decrease or increase in defined compensation expense and related accrual. Rabbi Trust assets included in other noncurrent assets amounted to $21,648,000 and $25,877,000 at June 30, 2001 and 2000, respectively.

Note D - Per Share Earnings

Basic earnings per share are computed by dividing reported net income for the period by the weighted average number of shares of common stock outstanding during the period. A reconciliation of the net income and weighted average number of shares used for the diluted earnings per share computations follows:

===================================================================================================
(In thousands of dollars, except per share data)               2001           2000          1999
---------------------------------------------------------------------------------------------------

Net income                                               $     99,869   $    196,735   $    137,848
  Add back after-tax interest expense for
    convertible subordinated notes, if dilutive                    --          3,618          7,965
                                                         ------------------------------------------
Adjusted net income                                      $     99,869   $    200,353   $    145,813
                                                         ==========================================

Weighted average number of shares outstanding
  during period                                           145,241,324    144,240,042    124,071,098
Dilutive effect if stock options were exercised             1,746,695      2,478,233      1,510,432
Dilutive effect if outstanding convertible subordinate
  notes were converted                                             --      2,938,394     19,642,998
                                                         ------------------------------------------
Weighted average number of shares assuming
  dilution                                                146,988,019    149,656,669    145,224,528
                                                         ==========================================

Basic earnings per share                                        $0.69          $1.36          $1.11
Diluted earnings per share                                      $0.68          $1.34          $1.00
---------------------------------------------------------------------------------------------------

The effect of the convertible subordinated notes was antidilutive in 2001.

Note E - Employee Benefit Plans

The Company provides retirement benefits to its domestic employees who meet certain age and service requirements through three basic types of plans: defined benefit supplemental pension plans; qualified savings plans (401(k) Plan); and a deferred compensation plan. In July 2001, all domestic pension plans were combined into one plan, as were the separate savings plans. The Company provides defined pension benefits to its Brockville, Ontario, Canada employees under separate salaried and hourly plans. Additionally, post retirement medical benefits and a savings plan are provided to Brockville employees. A post retirement medical insurance plan is in place to cover U.S. employees who may retire prior to being eligible for Medicare. Once a retired employee is eligible for Medicare, coverage ceases under this plan. At June 30, 2001, $3,096,000 has been accrued for the Brockville and U.S. post retirement medical plans based upon actuarial computations. Defined pension plan benefits are computed based upon compensation earned during the employee's career at the Company or its subsidiaries and years of credited service. The Company funds its retirement benefit obligations annually at amounts that approximate the maximum deductible for income taxes. Canadian tax regulations allow for a greater cash tax deduction than the pension expense recognized in the consolidated financial statements. In previous years, the Company's Brockville operation (acquired in fiscal 2000) took full advantage of this tax deduction resulting in a noncurrent prepaid pension expense asset of $9,162,000 at June 30, 2001. Company contributions to savings and deferred compensation plans are equal to a percentage of employees' contributions and are fully funded when the liability is incurred. The Company and employees' contributions to the deferred compensation plan are held in an irrevocable "Rabbi Trust". Nonemployee Directors also participate in an irrevocable "Rabbi Trust" deferred compensation plan. The Company also has defined contribution pension plans for its European employees who meet certain requirements, and savings plans for its Pointe-Claire, Quebec, Canada, and Thai employees. Company contributions to these various plans amounted to $14,260,000 in 2001, $11,328,000 in 2000, and $8,827,000 in 1999.

Summarized details for defined pension benefit plans follows:

(in thousands of dollars)                   Domestic       Brockville
                                       ------------------------------
June 30, 2001:
Accumulated benefit obligation              $59,305          $62,792
Fair value of assets                         51,883           65,542
Fiscal 2001 expense                           3,844            2,374

Note F - Income Taxes

The provision for income taxes is summarized as follows:

(In thousands of dollars)                    2001           2000          1999
                                          --------------------------------------
Income before income taxes:
  Domestic                                $ 102,395       $177,972      $131,809
  Foreign                                    46,663        115,663        85,274
                                          --------------------------------------
Total                                     $ 149,058       $293,635      $217,083
                                          ======================================

Taxes currently payable:
  Domestic                                $  37,015       $ 62,091      $ 36,602
  Foreign                                    21,452         15,353        13,921
Deferred taxes:
  Domestic                                   (1,533)         7,413        10,131
  Foreign                                    (7,745)        12,043        18,581
                                          --------------------------------------
Total                                     $  49,189       $ 96,900      $ 79,235
                                          ======================================

The reconciliation of the provision for income taxes and that based on the U.S. statutory rate is:

(In thousands of dollars)                    2001           2000          1999
                                          -------------------------------------
Income taxes at U.S. statutory rate       $ 52,170      $ 102,772      $ 75,978
Effects of U.S. state income
  taxes, net of federal benefits             2,346          3,642         2,999
Effects of loss carryforwards                  799         (2,124)         (657)
Effects of foreign operations               (9,518)       (17,909)       (3,045)
Permanent differences                        3,392         10,519         3,960
                                          -------------------------------------
Income taxes                              $ 49,189      $  96,900      $ 79,235
                                          =====================================

At June 30, 2001 and 2000, the net deferred tax liability consisted of the following amounts:

                                                        2001                         2000
                                                      Deferred                      Deferred
(In thousands of dollars)                               Asset                        Asset
Temporary Difference                      Amount     (Liability)       Amount     (Liability)
---------------------------------------------------------------------------------------------
Difference between book and
  tax recognized contract profits:
    U.S                                $  53,493      $ 18,723      $  65,042      $ 22,765
    Foreign                              (73,772)      (26,375)       (76,732)      (28,283)
Undistributed foreign earnings
  not currently taxable in U.S.         (141,317)      (31,090)      (169,793)      (38,714)
Difference between book and
  tax recognized expenses:
    U.S                                   82,472        28,869         43,773        15,320
    Foreign                              (14,944)       (5,144)         1,204           215
Depreciation and amortization
  differences:
    U.S                                    2,428           850          3,229         1,130
    Foreign                              (43,865)      (15,689)       (29,957)      (11,441)
Net foreign operating
  loss carryforwards                      14,788         5,110          3,942         1,314
Valuation allowance:
Beginning of year                         (3,942)       (1,314)        (4,891)       (1,416)
Net change for year                           --            --            949           102
                                       -----------------------------------------------------

Total                                  $(124,659)     $(26,060)     $(163,234)     $(39,008)
                                       =====================================================

Net current deferred tax assets of $8,710,000 and $58,600,000 as of June 30, 2001 and 2000 are included in "Refundable and deferred federal and foreign income taxes" in the consolidated balance sheets. The U.S. income tax benefit associated with exercised stock options of $35,945,000 in 2001, $8,333,000 in 2000, and $2,766,000 in 1999 is classified as an addition to capital in excess of par value.

Note G - Geographic Data and Major Customers Information
The Company operates principally in the Electronics Manufacturing Services (EMS) Industry, where it serves its major customers on a global basis. Evaluations are not only made of individual plant performances but most importantly, of worldwide services provided to strategic customers. The Company's external sales and long-lived assets associated with its geographic operations are as follows:

(In thousands of dollars)                   2001           2000           1999
                                        ----------------------------------------
Net sales
  North America                         $6,147,294     $6,218,432     $4,988,327
  Europe                                 1,813,052      1,595,634      1,127,312
  Asia and Brazil                          753,592        528,514        595,146
                                        ----------------------------------------
Totals                                  $8,713,938     $8,342,580     $6,710,785
                                        ========================================

Property, plant and equipment
  North America                         $  471,839     $  361,786     $  257,176
  Europe                                   142,912        135,098         91,675
  Asia and Brazil                           99,950         92,275         99,134
                                        ----------------------------------------
Totals                                  $  714,701     $  589,159     $  447,985
                                        ========================================

U.S. operations' sales                  $3,670,584     $4,131,439     $3,903,238
                                        ========================================

U.S. export sales                       $  273,900     $  175,000     $  116,000
                                        ========================================

North America includes the Company's operations in the U.S., Canada, and Mexico. The majority of sales in the North America geographic areas are of products consumed in the U.S. market.

Sales to individual customers that exceeded 10% of annual consolidated sales in any of the last three fiscal years were: Hewlett-Packard ($2,052 million in 2001, $2,629 million in 2000, and $2,465 million in 1999); Nortel ($886 million in 2001 and $931 million in 2000); Dell ($1,096 million in 2001, and $681 million in 1999); and Compaq ($840 million in 1999).

Note H - Stock Option Plans
The Company's stock option plan provides for the grant of options to officers and certain other employees. Under the plan, the Board of Directors may award options at less than market price, but to date has granted all options at not less than 100% of market value on grant date. Vesting is normally 20% upon granting, with 20% per annum thereafter. Options expire 10 years after granting. Stock options are accounted for in accordance with APB Opinion 25 and related Interpretations. Accordingly, no nonmonetary fair value compensation expense associated with options has been recorded.

Had fair value compensation cost been determined under SFAS No. 123, pro forma net income and diluted earnings per share would have been reflected as follows:

(in thousands of dollars, except per share data)       2001     2000      1999
                                                     ---------------------------
Net income:
  As reported                                        $99,869  $196,735  $137,848
  Pro forma                                           76,558   187,898   133,677

Diluted earnings per share:
  As reported                                         $ 0.68   $  1.34   $  1.00
  Pro forma                                           $ 0.52   $  1.28   $  0.97

These pro forma amounts were calculated using the Black-Scholes option pricing model based on the following weighted average assumptions: risk free rate of 5.27% in 2001, 6% in 2000, and 5% in 1999; expected option lives of four years in 2001, 2000, and 1999; and, expected volatility factors of 73.6% in 2001, 66.0% in 2000, and 55.5% in 1999.

Information relating to the changes in the Company's stock options follows:

                                           2001                    2000                      1999
                                   ----------------------------------------------------------------------------
                                                Weighted                  Weighted                 Weighted
                                                Average                   Average                   Average
(Shares in thousands)              Shares    Exercise Price  Shares    Exercise Price  Shares    Exercise Price
---------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year    7,470.6      $16.80      6,295.9      $12.13       5,446.0      $10.75
Granted                             4,333.4      $30.32      2,267.0      $28.47       1,478.1      $16.82
Exercised                          (2,115.0)     $10.04       (719.9)     $43.20        (482.2)     $ 9.56
Canceled                              (97.9)     $23.08       (372.4)     $26.09        (146.0)     $17.12
---------------------------------------------------------------------------------------------------------------
Outstanding at end of year          9,591.1      $24.33      7,470.6      $16.82       6,295.9      $12.13
                                   ----------------------------------------------------------------------------
Exercisable at June 30              4,376.5      $19.24      4,677.0      $12.45       3,783.0      $ 8.76
                                   ============================================================================

Shares available for additional granting at June 30 were 4,926,688 in 2001, 1,646,000 in 2000, and 3,540,800 in 1999. During fiscal year 2001, an additional 7,500,000 shares for granting stock options were authorized. The following table summarizes June 30, 2001 outstanding stock option information.

(Shares in thousands)             Weighted Average
                                     Remaining        Weighted                         Weighted
     Range of          Number       Contractual        Average          Number          Average
  Exercise Prices   Outstanding         Life       Exercise Prices    Exercisable   Exercise Prices
---------------------------------------------------------------------------------------------------

  $1.84 -  $1.84         24.0           0.3            $1.84             24.0             $1.84
  $2.97 -  $4.31        144.0           1.5            $3.29            144.0             $3.29
  $4.56 -  $5.28        432.9           2.9            $4.69            432.9             $4.69
  $8.75 - $13.00      1,107.2           5.1           $11.14          1,075.2            $11.09
 $14.28 - $20.84      2,697.6           8.9           $18.28            863.0            $17.76
 $21.44 - $32.06      2,586.1           8.0           $23.66          1,195.1            $23.21
 $32.38 - $47.94      2,525.4           9.1           $41.06            627.5            $41.08
 $49.31 - $64.00         73.9           9.1           $58.38             14.8            $58.38
------------------------------------------------------------------------------------------------
  $1.84 - $64.00      9,591.1           7.9           $24.33          4,376.5            $19.24

Note I - Litigation

SCI has been sued by the Lemelson Medical Educational Research Foundation (Lemelson), together with 87 other defendants, including the Company's major domestic competitors and customers, alleging infringement on 15 patents relating to machine vision and use of bar coding and bar code readers in manufacturing. Lemelson has been successful in settling similar assertions against automobile companies, semiconductor manufacturers and other EMS companies. Lemelson is requesting damages equal to a percentage of sales for a 10-year period. SCI, together with other major defendants, intends to contest the validity of the patents. In addition, possible recourse exists against manufacturers of the equipment that Lemelson is alleging violated its patents. Additionally, if Lemelson's patents are upheld, the Company believes it will be able to obtain adequate licenses for their future use. While no guarantee can be given, SCI does not believe that outcome of this lawsuit will result in a material adverse effect on the Company. The maximum exposure for this suit is currently estimated to be less than one percent of current assets, and the Company has provided for what it believes will be the likely outcome of the suit.

The Company is involved in other lawsuits incidental to the conduct of business, but none are considered material.

Note J - Acquisitions

The Company has over the last three years acquired certain assets and operations from its customers and entered into multiyear manufacturing agreements for related products. Additionally, the Company has acquired other manufacturing companies that enhanced its strategic position. These acquisitions have been accounted for as purchases, with the excess of the purchase price over the underlying assets being assigned to intangible assets. The results of the acquired businesses were included in the Company's consolidated income statements from the acquisition dates forward. None of the acquisitions are considered significant to the Company's operations, and accordingly, no pro forma information is presented.

Fiscal 2001 Acquisitions

In August 2000, the Company acquired EOG Incorporated, a mid-Atlantic electronic design and manufacturing services company with particular emphasis in telecommunications and a growing base of optical networking activities.

In September 2000, the Company purchased the manufacturing assets of Telrad Networks' Ma'alot, Israel, facility and entered into a multiyear manufacturing agreement. The Ma'alot facility produces printed circuit board assemblies and other products for Telrad Networks and Nortel Networks.

In October 2000, the Company acquired ERG's telecommunications manufacturing businesses in Perth, Western Australia and in Belgium, and entered into a strategic alliance with ERG. SCI assumed ERG's contract to manufacture Nokia Networks GSM base stations at the Perth facility, as well as the manufacturing contract between ERG's telecommunications and transit businesses.

In November 2000, the Company acquired CMS Hartzell, Inc. a U.S. based electronics enclosures company with significant engineering capability and manufacturing expertise in sheet metal fabrication, plastic molding and die casting.

In December 2000, the Company closed on Phase I of a multiyear outsourcing agreement with Ericsson, whereby the Company purchased certain manufacturing assets of Ericsson's Lynchburg, Virginia, manufacturing facility and assumed production of all current and future radio base stations at the Lynchburg facility.

In January 2001, the Company purchased from Nortel Networks Limited its Physical Design Implementation (PDI) Rapid Systems Laboratory located in Kanata, Ontario, Canada, a new product introduction center.

In May 2001, the Company acquired certain Nokia Networks' manufacturing operations in Haukipudas, Finland, and in Camberley, UK. The Company will manufacture certain Nokia Networks mobile communication base stations and narrowband products and subassemblies. Additionally, SCI and Nokia entered into global multiyear Manufacturing and Engineering Services Agreements whereby SCI will manufacture certain units for Nokia's current 2G and future 3G wireless base-station subsystems, and narrowband transmission products for fixed networks, and provide development, manufacturing and sustaining-engineering services at both of the acquired operations.

Fiscal 2000 Acquisitions

In August 1999, the Company acquired Nortel Networks' Brockville, Ontario, Canada plant and certain other manufacturing assets, and entered into a multiyear manufacturing agreement. This plant supplies optical, data, and network subassemblies to Nortel.

In December 1999, the Company purchased the manufacturing assets of TAG Manufacturing, Inc. of San Jose, California. TAG makes fabricated sheet metal products and assemblies (which are generally referred to as enclosures) for Original Equipment Manufacturers (OEMs) and Electronics Manufacturing Services
(EMS) providers supporting the computing, networking, communications, and medical electronic equipment industries. The Company intends to expand TAG's enclosure operation into other geographic areas.

In January 2000, the Company purchased ECI Telecom's Shemer manufacturing plant, located in Petah Tikva, Israel, and entered into a multiyear supply agreement. This plant provides printed circuit board assemblies to ECI for use in their telecommunications products.

Fiscal 1999 Acquisitions

In May 1999, the Company acquired the operations of Hewlett-Packard's Verifone, Inc. Kunshan, China plant and manufacturing operations. This facility is also being used for manufacturing other SCI customer products.

The Company has conducted other acquisitions in the past three years, which are of a lesser magnitude than those discussed above. Assets, net of cash, acquired in the aforementioned acquisitions categorized by nature of acquisition were:

(in thousands of dollars)                            2001      2000       1999
                                                  -----------------------------
Original equipment manufacturers
  divestitures:
   Tangible assets                                $108,287   $ 70,346   $57,599
   Intangible assets                                79,715    170,000    12,500
                                                  -----------------------------
                                                  $188,002   $240,346   $70,099
Enclosure companies:
   Tangible assets                                $ 55,691   $ 19,330   $    --
   Intangible assets                               194,618    133,083        --
                                                  -----------------------------
                                                  $250,309   $152,413   $    --
EMS industry companies:
   Tangible assets                                $ 43,143   $ 17,148   $    --
  Intangible assets                                 72,280         --        --
                                                  -----------------------------
                                                  $115,423   $ 17,148   $    --
Totals:
   Tangible assets                                $207,121   $106,824   $57,599
   Intangible assets                               346,613    303,083    12,500
                                                  -----------------------------
                                                  $553,734   $409,907   $70,099
                                                  =============================

Note K - Closures and Conversions

Closure plans were announced and completed for three domestic plants and one foreign plant during the second half of fiscal year 2001, together with consolidation of a domestic plant into another nearby plant. In addition the Company began converting two domestic plants from full production to new product introduction centers. The conversions are expected to be completed in the first half of fiscal 2002. Operating losses for fiscal 2001 related to these closed and converted facilities were approximately $48,575,000 including non-cash charges of approximately $9,757,000. These activities are not expected to have a significant negative impact on future revenues, as the production contracts will be moved to other facilities. These charges are included in "Costs and expenses".

Note L - Infrequent and Special Charges

During fiscal year 2001's third quarter, the Company adopted a realignment program that has and will continue to result in some plant consolidations, closures and expansion and workforce reductions to align its capacity with customer forecast and evolving opportunities. These activities are in direct response to current market conditions, reduced growth of personal computer activities, a rapid shift in business mix in favor of communications and enterprise computing, as well as growth in the Company's foreign activities. These infrequent and special charges are included in "Costs and expenses".

In connection with the facility closures and conversions, the Company developed formal plans to involuntarily terminate employees. The Company identified 3,233 employees to be involuntarily terminated related to the facility closures and conversions. As of June 30, 2001, 2,778 employees have been terminated, and another 455 employees have been notified that they are to be terminated upon completion of the facility closures and consolidations. During fiscal 2001, the Company paid employee termination costs of approximately $3,965,000. The remaining $13,959,000 of employee termination costs is classified as accrued expenses as of June 30, 2001 and is expected to be paid in the first half of fiscal 2002.

In response to current market conditions and an evaluation of certain customer relations, the Company recorded inventory and accounts receivable losses of approximately $22,713,000 in the second half of fiscal 2001. These losses were primarily due to the Company's termination of certain customer relationships in the Asian marketplace. The terminations were a result of the Company's ongoing evaluation of its business opportunities in certain geographic areas. These activities are not expected to have a significant negative impact on future revenues.

The infrequent charges also include approximately $5,286,000 for other costs associated with the Company's realignment program. The other costs recorded, primarily related to items such as building and equipment lease termination costs, facility relocation costs, and payments to suppliers and vendors to terminate agreements and were incurred directly as a result of the realignment program. In addition the Company recognized equipment impairment charges of approximately $2,180,000.

Additionally, the Company extended retirement benefits similar to its current stock option plan adopted in October 2000 to stock options granted prior to October 2000, resulting in a charge of approximately $9,224,000.

Note M - Subsequent Events

On July 13, 2001, the Company entered into a definitive merger agreement with Sanmina Corporation, providing for a merger of the Company with a wholly-owned subsidiary of Sanmina, pursuant to which each outstanding share of the Company's common stock will be converted into 1.36 shares of Sanmina common stock. The transaction, which is subject to the approval of Sanmina's and the Company's stockholders and certain U.S. and international regulatory authorities, is expected to close in the fourth calendar quarter of 2001.

Note N - Selected Quarterly Financial Data (Unaudited)

Quarterly financial results and high and low stock prices for SCI common stock, as reported on the New York Stock Exchange, for the last two fiscal years were:

                                                             2001
---------------------------------------------------------------------------------------
(In thousands of dollars, except         Fourth        Third        Second      First
per share data)                         Quarter       Quarter      Quarter     Quarter
---------------------------------------------------------------------------------------
Net sales                              $2,074,017   $2,016,569   $2,595,364  $2,027,988
Operating profit                           26,660       15,405      102,034      86,461
Net income (loss)                            (843)      (5,771)      56,027      50,456
Diluted earnings (loss) per share          $(0.01)      $(0.04)       $0.37       $0.34
Market stock price range:
     High                                  $29.90       $35.13       $47.00      $65.13
     Low                                    15.58        15.53        22.75       35.81
---------------------------------------------------------------------------------------

                                                             2000
---------------------------------------------------------------------------------------
(In thousands of dollars, except         Fourth        Third        Second      First
per share data)                         Quarter       Quarter      Quarter     Quarter
---------------------------------------------------------------------------------------
Net sales                              $2,306,489   $2,216,718   $2,155,367  $1,664,006
Operating profit                           92,692       86,549       79,715      62,715
Net income                                 57,010       49,719       49,325      40,681
Diluted earnings per share                  $0.38        $0.34        $0.34       $0.28
Market stock price range:
     High                                  $58.38       $55.13       $43.16      $28.44
     Low                                    32.75        33.50        19.53       21.13
---------------------------------------------------------------------------------------

Quarterly and annual earnings per share are independently computed using the estimated effective income tax rate and common stock market prices applicable for that period. Consequently, the sum of individual quarterly diluted earnings per share may not equal the total for the year.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
SCI Systems, Inc.

We have audited the accompanying consolidated balance sheets of SCI Systems, Inc. as of June 30, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, cash flows and comprehensive income for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCI Systems, Inc. at June 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

Birmingham, Alabama
July 30, 2001

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None

PART III

Item 10: Directors and Executive Officers of the Registrant

The names, ages and positions of the Company's directors and executive officers as of September 15, 2001 are as follows:

     Name                Age                    Position
-------------------------------------------------------------------------------
A. Eugene Sapp, Jr.      65   Chairman of the Board and Chief Executive Officer
Robert C. Bradshaw       45   Chief Operating Officer and President
James E. Moylan, Jr.     50   Chief Financial Officer and Senior Vice President
David J. Dutkowsky       49   Executive Vice President - Latin America
George J. King           45   Executive Vice President - North America
Santosh Rao              39   Executive Vice President - Asia
W. David Rees            55   Executive Vice President - Europe
Olin B. King             67   Director and Chairman Emeritus
Wayne Shortridge         63   Director
G. Robert Tod            62   Director
Jackie M. Ward           63   Director
William E. Fruhan        58   Director
David A. Jones           52   Director
Dr. Shirley A. Jackson   55   Director

Messrs. A. Eugene Sapp, Jr., Robert C. Bradshaw, and James E. Moylan, Jr. are officers of SCI Systems, Inc. and/or of one or more of its subsidiaries; all other executive officers are officers of one or more Company subsidiaries.

Mr. Sapp has held various positions with the Company since 1962 and has been Chairman and CEO since July 1, 2000; Mr. Sapp was CEO and President from July 1,1999 to June 30, 2000; before that he was COO since prior to 1995. He is a member of the Investment and Executive Committees.

Mr. Bradshaw has been Chief Operating Officer of the Company since December 1999 when he joined the Company. In November 2000, Mr. Bradshaw was appointed President of the Company. Prior to joining the Company, Mr. Bradshaw was with Solectron Technology Inc., Eastern Region, from June 1998 to December 1999, first as Vice President and then as President. For several years prior to June 1998, Mr. Bradshaw held a series of executive positions with International Business Machines, the last being General Manager of its Charlotte, North Carolina Plant from 1997 to 1998.

Mr. Moylan joined the Company in November 1999 as Senior Vice President-Chief Financial Officer. Prior to joining the Company, Mr. Moylan held several positions with Sonat Inc. and related companies in Birmingham, Alabama. From July 1997 to October 1999 Mr. Moylan was Senior Vice President and Chief Financial Officer of Sonat, and from April 1994 to July 1997 he was President of Southern Natural Gas Company.

Mr. Dutkowsky joined SCI in 2001 as the Executive Vice President - Asia. Prior to accepting this position with the Company, Mr. Dutkowsky was Senior Vice President - Asia Pacific for FCI, the number two-ranked global supplier of connectors and cable assemblies to the electronic industry. He was previously employed with Dupont and Berg Electronics for the previous 26 years. Subsequent to June 30, 2001, Mr. Dutkowsky was appointed Executive Vice President - Latin America.

Mr. King has held various positions with the Company since 1978. In 1992 he was elected Vice President and in 1997 was promoted to Senior Vice President of the Southeastern Division. In 2001, Mr. King was promoted to Executive Vice President - North America. Mr. King is the son of Olin B. King, Chairman Emeritus of the Company.

Mr. Rao joined SCI in 2000 as Senior Vice President of the Southern Asia/Pacific Division. Prior to accepting this position with the Company, Mr. Rao was Vice President and General Manager of Solectron, Inc. He previously worked for IBM for 11 years in many capacities in Operations and Finance. Subsequent to June 30, 2001, Mr. Rao was promoted to Executive Vice President - Asia.

Mr. Rees joined the Company in 1991 as a Program Manager and was promoted to European Marketing Manager in 1994. He was elected Vice President, Business Development, European Division, in 1996 and elected Senior Vice President, European Division, in January 1998. As a result of the April 1999 reorganization, Mr. Rees was appointed Senior Vice President-Northern European Division. In 2001, Mr. Rees was promoted to Executive Vice President - Europe.

Mr. Olin B. King has served as a member of the Board of Directors since 1961. Currently, Mr. King is Chairman Emeritus, since July 2000. Formerly the Chairman of the Board and Chief Executive Officer, SCI Systems, Inc, July 1999 to prior to 1995, Mr. King was Chairman of the Board, July 1999 to June 2000.

Mr. Shortridge has served as a director since 1992. He is a partner with Paul, Hastings, Janofsky and Walker LLP in Atlanta, Georgia. Mr. Shortridge is a member of the Investment and Executive Committees and was elected Lead Director in January 2000.

Mr. Tod has served as a director since 1981. Mr. Tod, formerly the Vice Chairman, CML Group Inc., Acton, Maine, is retired. He is a member of the Compensation and Audit Committees.

Ms. Ward has served as a director since 1992. Ms. Ward is currently the Chief Executive Officer of Computer Generation Incorporated, Atlanta, Georgia. She is a member of the Investment and Compensation committees.

Mr. Fruhan has served as a director since 1992 and holds the George E. Bates Professorship at Harvard University Graduate School of Business, Boston, Massachutes. Mr. Fruhan serves as a member of the Audit and Executive committees.

Mr. Jones was elected director in February 2001 and serves on the Audit and Investment committees. Mr. Jones has been Chairman and Chief Executive Officer of Rayovac since 1996. Prior to Rayovac, he held a number of manufacturing positions with General Electric followed by senior executive positions with Electrolux Corporation, Regina Company and Thermoscan, Inc.

Dr. Jackson was elected as a director in February 2001. Dr. Jackson was elected the eighteenth president of Rensselaer Polytechnic Institute (RPI) in September 1999. She has served as Chairman of the U.S. Nuclear Regulatory Commission, was previously a professor of Physics at Rutgers University, prior to which she spent 15 years as a researcher at AT&T Bell Laboratories focused in a number of areas including Optical Physics.

Item 11: Executive Compensation

The following table presents information concerning the compensation paid or accrued by the Company for services rendered during fiscal 2001, 2000 and 1999 by the Chief Executive Officer and the four most highly compensated executive officers whose total salary and bonus for fiscal 2001 exceeded $100,000.

Summary Compensation Table

                                                                               Long Term
                                          Annual Compensation                Compensation
                            ---------------------------------------------------------------
                                                                              Securities
   Name and Principal       Fiscal                            Total Annual    Underlying         All Other
        Position             Year      Salary       Bonus     Compensation      Options        Compensation
------------------------------------------------------------------------------------------------------------
A. Eugene Sapp, Jr.,         2001       $864,000   $998,689      $1,862,689        300,000     $   31,346(b)
Chairman & Chief             2000        777,308  1,967,350       2,744,658        200,000         27,983(b)
Executive Officer            1999        502,012    896,012       1,398,024        120,000         18,072(b)
------------------------------------------------------------------------------------------------------------

Robert C. Bradshaw,          2001       $477,000   $649,148      $1,126,148        200,000     $      -0-
Chief Operating Officer      2000        233,545    417,121         650,666        400,000      1,500,000 (a)
& President (d)              1999            -0-        -0-             -0-            -0-            -0-

James E. Moylan, Jr.,        2001       $367,500   $100,283        $467,783        120,000         $4,156(b)
Senior Vice President        2000        219,648    110,701         330,349        100,000          1,198(b)
and Chief Financial          1999            -0-        -0-             -0-            -0-            -0-
Officer (d)

George J. King,              2001       $250,000   $176,216        $426,216         90,000         $3,178(b)
Executive Vice President     2000        198,405    182,328         380,733         40,000          6,417(b)
- North America              1999        181,300    127,518         308,818         40,000          6,709(b)

David J. Dutkowsky,          2001       $180,000     $2,963        $182,963        140,000     $  322,406(c)
Executive Vice President     2000            -0-        -0-             -0-            -0-            -0-
- Asia (e)                   1999            -0-        -0-             -0-            -0-            -0-

(a)   Amount represents an employment bonus.

(b) Amounts represent the Company's matching contributions to the Company's 401(k) and Deferred Compensation Plans. These Plans are available to all eligible employees.

(c) Amount represents $250,000 employment bonus and $72,406 for foreign living and car allowance.

(d) Mr. Bradshaw began his employment with the Company in December 1999. Mr. Moylan joined the Company in November 1999. The compensation amounts presented represent wages earned and prorated annual performance bonus from initial date of employment through June 30, 2000.

(e) Mr. Dutkowsky joined the Company in January 2001. The compensation amounts presented represent wages earned and prorated annual performance bonus from initial date of employment through June 30, 2001.

Option Grants in Fiscal 2001

The following table sets forth information regarding stock options granted to the Company's five most highly compensated officers during fiscal year 2001 under the Company's 1994 Stock Option Incentive Plan (the "1994 Plan"), and the 2000 Stock Option Incentive Plan (the "2000 plan"):

                          Number of        % of Total
                          Securities        Options                                            Potential Realizable Value at
                          Underlying       Granted to       Exercise or                        Assumed Annual Rate of Stock
                           Options        Employees in      Base Price        Expiration       Price Appreciation for Option
          Name             Granted        Fiscal Year         ($/SHE)            Date                      Term
------------------------------------------------------------------------------------------------------------------------------
A. Eugene Sapp, Jr.            150,000        3.46%           $40.3125          10/26/10       $3,802,847        $9,637,161
                               150,000        3.46%            18.9900          03/04/11        1,791,409         4,539,775
                               100,000        2.31%           $40.3125          10/26/10       $2,535,231        $6,424,774
Robert C. Bradshaw             100,000        2.31%            18.9900          03/04/11        1,194,271         3,026,517
                                60,000        1.39%           $40.3125          10/26/10       $1,521,139        $3,854,865
James E. Moylan, Jr.            60,000        1.39%            18.9900          03/04/11          716,563         1,815,910
                                30,000        0.69%           $40.3125          10/26/10         $760,569        $1,927,432
George J. King                  60,000        1.39%            18.9900          03/04/11          716,563         1,815,910
                               100,000        2.31%           $27.9375          10/26/10       $1,756,974        $4,452,518
David J. Dutkowsky              40,000        0.92%            18.9900          03/04/11          477,708         1,210,607

The assumed annual rates of appreciation of five and ten percent would result in the price of the Company's common stock increasing as follows by the end of the option term:

          Name                Option Price           5%              10%
-------------------------------------------------------------------------
A. Eugene Sapp, Jr.             $40.3125           $25.35          $64.25
                                 18.9900            11.94           30.27
Robert C. Bradshaw              $40.3125           $25.35          $64.25
                                 18.9900            11.94           30.27
James E. Moylan, Jr.            $40.3125           $25.35          $64.25
                                 18.9900            11.94           30.27
George J. King                  $40.3125           $25.35          $64.25
                                 18.9900            11.94           30.27
David J. Dutkowsky              $27.9375           $17.57          $44.53
                                 18.9900            11.94           30.27

Aggregated Option Exercises in Fiscal Year 2001and Fiscal Year-End Option Values Prior to October 28,1994, the Company granted stock options to executive officers and other key employees under its Incentive Stock Option and Non-qualified Stock Option Plans (the "Pre-1994 Plans"). Some of these stock options are still held by executive officers. After October 28, 1994 stock options were granted to executive officers under the 1994 Plan and the 2000 Plan. The following table summarizes options exercised by the Company's five most highly compensated officers during fiscal year 2001and presents the value of unexercised options held by them at the end of fiscal year 2001 under the Pre-1994 Plans, the 1994 Plan and the 2000 Plan:

                           Number of
                             Shares                                                     Value of Unexercised In-the-
                            Acquired                    Number of Unexercised        Money Options at Fiscal Year
                               on        Value        Options at Fiscal Year end                  end
          Name              Exercise    Realized    Exercisable      Unexercisable   Exercisable     Unexercisable
-------------------------------------------------------------------------------------------------------------------
A. Eugene Sapp, Jr.             --     $     --         888,000           436,000     $11,674,800        $1,671,075
Robert C. Bradshaw              --     $     --         200,000           400,000        $130,200          $520,800
James E. Moylan, Jr.            --     $     --          64,000           156,000         $78,120          $312,480
George J. King                  --     $     --         138,800           120,800      $1,076,770          $554,755
David J. Dutkowsky              --     $     --          28,000           112,000         $52,080          $208,320

Supplemental Retirement Plan

The Company's Supplemental Retirement Plan ("SRP") is a noncontributory, defined benefit pension plan providing fixed benefits to members upon their retirement, death, or termination of employment after at least 5 years of service with the Company or its subsidiaries. The SRP is sponsored by SCI Systems (Alabama), Inc. (the "Plan Sponsor"), a wholly owned subsidiary of the Company.

All employees of the Plan Sponsor and its participating affiliate companies, which are mostly the Company's U.S. subsidiaries, are eligible to participate in the SRP. The SRP provides for a benefit accrual each year for up to 35 years equal to 1% of employee compensation in excess of $10,000 and, as of January 1, 1989, 1/2% of the first $10,000. The employee compensation covered by the SRP is the employee's total compensation that would be subject to Social Security taxes as actually paid to the employee during a calendar year, but excluding supplemental compensation awards, subject to a limitation beginning January 1, 1989. Compensation deferred by participants under the Company's Deferred Compensation Plan is not included as part of the employee covered compensation in the year of deferral.

Based on past years' compensation covered by the SRP, and assuming normal retirement age and a 5.5% annual increase in covered compensation from calendar year 2001 until retirement, the estimated annual benefits payable upon retirement to the Company's most highly compensated officers, that were eligible to participate in the SRP at June30, 2001, are as follows: Mr. Sapp, $35,514; Mr. Bradshaw, $50,633; Mr. Moylan, $34,721 and Mr. King, $53,245. These estimated benefits are subject to the maximum benefit limitations of section 415 of the U.S. Internal Revenue Code of 1986 (the "Code"). These benefits do not reflect the maximum limitation on includable employee compensation under Code section 401(a)(17) effective for plan years beginning in 1989. The maximum limitation in calendar year 2001 is $200,000, which is subject to the cost of living increases published by the Secretary of the Treasury.

Item 12: Security Ownership of Certain Beneficial Owners and Management

At the close of business on September 21, 2001, there were 147,266,299 shares of Common Stock of the Company outstanding.

The following table sets forth certain information concerning each person known to the Board to be a beneficial owner of more than five percent of the outstanding shares of Common Stock as of August 11, 2001.

                                                  Amount              Percent
    Name and Address of Beneficial Owner     Beneficially Owned     of Class (1)
--------------------------------------------------------------------------------
FMR Corporation
82 Devonshire Street
Boston, MA 02109-3614                            19,983,458            13.59%

Alliance Capital Management L.P.
1290 Avenue of the Americas
New York, NY 10105                               13,300,513             9.05%

Capital Research and Management Company
333 South Hope Street
Los Angeles, CA 90071                            10,811,552             7.35%

J. & W. Seligman & Co. Incorporated
100 Park Avenue
New York, NY 10017                                7,737,690             5.26%

Notes:

(1)   Stated as a percentage of shares outstanding on August 11, 2001.

Ownership of Equity Securities in the Company by Directors and Executive
Officers

The following table sets forth information regarding beneficial ownership of Common Stock by each director, the Company's five most highly compensated officers, and the directors and executive officers of the Company as a group as of September 15, 2001.

                                     Aggregate Number of       Percentage of
                                     Shares Beneficially           Shares
              Name                         Owned                Outstanding
--------------------------------------------------------------------------------

Olin B. King                            3,351,500(1)                2.3%
A. Eugene Sapp, Jr.                     1,130,464(2)                   *
Robert C. Bradshaw                        200,000(3)                   *
James E. Moylan, Jr.                       70,000(4)                   *
George King                               138,800(5)                   *
David J. Dutkowsky                         28,000(6)                   *
Howard H. Callaway                         70,931(7)                   *
G. Robert Tod                              25,771(8)                   *
William E. Fruhan                          33,587(9)                   *
Jackie M. Ward                             25,066(10)                  *
Wayne Shortridge                           18,419(11)                  *
David A. Jones                              1,367(12)                  *
Dr. Shirley A. Jackson                      1,162(13)                  *
All Directors and Executive
Officers as a group (15 persons)       5,151,067(14)                3.5%

* Indicates less than 1% of issued and outstanding shares of Common Stock.

(1) Includes 2,220 shares owned by Mr. King through the Company's Directors' Deferred Compensation Plan.

(2) Includes 888,000 shares not presently owned by Mr. Sapp but which are subject to stock options exercisable within 60 days after September 15, 2001, and 166,464 owned of record by the Eugene and Patricia Sapp Charitable Remainder Unitrust.

(3) Represents shares not presently owned by Mr. Bradshaw but which are subject to stock options exercisable within 60 days after September 15, 2001.

(4) Includes 64,000 shares not presently owned by Mr. Moylan but which are subject to stock options exercisable within 60 days after September 15, 2001.

(5) Represents shares not presently owned by Mr. King but which are subject to stock options exercisable within 60 days after September 15, 2001.

(6) Represents shares not presently owned by Mr. Dutkowsky but which are subject to stock options exercisable within 60 days after September 15, 2001.

(7) Includes 4,000 shares owned by Mr. Callaway's spouse, 13,600 shares owned of record by the Howard H. Callaway Foundation, Inc., and 14,731 shares owned through the Company's Directors' Deferred Compensation Plan. Mr. Callaway is an officer and trustee of the Foundation and, as such, shares voting and investment powers with respect to the shares owned by the Foundation. Nothing in this paragraph should be construed as an admission by Mr. Callaway of beneficial ownership of the shares owned by his spouse.

(8) Includes 17,020 shares owned by Mr. Tod through the Company's Directors' Deferred Compensation Plan.

(9) Includes 17,587 shares owned by Mr. Fruhan through the Company's Directors' Deferred Compensation Plan.

(10) Includes 17,066 shares owned by Ms. Ward through the Company's Directors' Deferred Compensation Plan.

(11) Includes 18,419 shares owned by Mr. Shortridge through the Company's Directors' Deferred Compensation Plan.

(12) Includes 1,367 shares owned by Mr. Jones through the Company's Directors' Deferred Compensation Plan.

(13) Includes 1,162 shares owned by Dr. Jackson through the Company's Directors' Deferred Compensation Plan.

(14) Includes 1,374,800 shares not presently owned by directors or executive officers but which are subject to stock options exercisable within 60 days of September 15, 2001, and 87,352 shares owned by directors through the Directors' Deferred Compensation Plan.

Item 13:  Certain Relationships and Related Transactions

None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Index to exhibits, financial statements and schedules

1. Financial Statements

       The following consolidated financial statements of the registrant are included in Item 8:
            Consolidated Balance Sheets as of June 30, 2001, and 2000
            For the years ended June 30, 2001, 2000, and 1999
            Consolidated Statements of Income
            Consolidated Statements of Shareholders' Equity
            Consolidated Statements of Cash Flows
            Consolidated Statements of Comprehensive Income
            Notes to Consolidated Financial Statements
            Report of Ernst & Young LLP, Independent Auditors

2. Schedules

Schedule of Accounts Receivable Allowances (amounts in thousands)

                      Balance at                      Charged to
                     Beginning of     Effect of       Costs and      Deductions/        Balance at
   Year ended:           Year        Acquisitions      Expenses       Write-offs       End of Year
--------------------------------------------------------------------------------------------------

June 30, 2001          $ 7,233         $ 1,371         $ 9,491         $(5,688)           $12,407
June 30, 2000           12,630              --           4,678          10,075              7,233
June 30, 1999           11,100              --              (1)             (1)            12,630

(1) Charges to cost and expenses were not significant in the fiscal year ended June 30, 1999.

3. Exhibits

The Registrant's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Definitive Proxy Statements are filed under SEC file No. 0-2251.

Number      Description

1.1 Note Purchase agreement between SCI Systems, Inc. and Salomon Smith Barney and Bank of America dated March 1, 2001. (Incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 2001.).

2.1 Agreement and Plan of Reorganization by and among Sanmina Corporation, Sun Acquisition Subsidiary, Inc. and SCI Systems, Inc. dated as of July 13, 2001. (Incorporated herein by reference to exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 16, 2001.

3.1         Second Restated Certificate of Incorporation, as amended.

3.2 By-laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 4.2 to Registration Statement on Form S-3, File No. 333-05917, as amended.)

4.1 Rights Agreement between SCI Systems, Inc. and Mellon Investor Services. (Incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 24, 2000.)

10(a)(1) Second Amendment to Second Amended and Restated Receivables Purchase Agreement, dated as of August 10, 2001, among SCI Funding, Inc. as seller, SCI Technology, Inc., as initial servicer, SCI Systems, Inc. as Guarantor, and purchasers and the administrative agent.

(b)(1) SCI Systems, Inc 2000 Employee Stock Purchase Plan. (Incorporated herein by reference to exhibits filed with the Company's definitive Proxy Statement for the Annual Meeting of Shareholders held October 27, 2000.)

(c)(1) SCI Systems, Inc 2000 Stock Incentive Plan. (Incorporated herein by reference to exhibits filed with the Company's definitive Proxy Statement for the Annual Meeting of Shareholders held October 27, 2000.)

(d)(1) SCI Systems, Inc Accrual Incentive Compensation Plan for Senior Executive Officers. (Incorporated herein by reference to exhibits filed with the Company's definitive Proxy Statement for the Annual Meeting of Shareholders held October 27, 2000.)

(e)(1) SCI Systems, Inc. 1994 Stock Option Incentive Plan. (Incorporated herein by reference to exhibit 10(d)(1) to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995.)

(f)(1) Savings Plan of the SCI Systems, Inc. Employee Financial Security Program, dated July 1, 1991. (Incorporated herein by reference to Exhibit 10 (i)(1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.)

(g)(1) Deferred Compensation Plan of SCI Systems Employee Financial Security Program, as amended and restated January 1, 1992. (Incorporated herein by reference to Exhibit 10(j)(1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.)

(h)(1) Supplemental Retirement Plan of the SCI Systems, Inc. Employee Financial Security Program, as amended and restated April 1994. (Incorporated herein by reference to Exhibit 10(k)(1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.)

(i)(1) Adjustable Rate Senior Notes due 2006 Purchase Agreement, made as of June 28, 1996. (Incorporated herein by reference to Exhibit 10(i)(1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.)

(j)(1) Senior Executive Officers Annual Incentive Plan. (Incorporated herein by reference to Exhibit 10 (j)(1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.)

21          Subsidiaries of Registrant.

23          Consent of Independent Auditors

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the period March 26, 2001 to June 30, 2001. On July 16, 2001 and August 13, 2001 the Company filed reports on Form 8-K concerning the Company's definitive merger agreement with Sanmina Corporation, providing for a merger of the Company with a wholly-owned subsidiary of Sanmina, pursuant to which each outstanding share of the Company's common stock will be converted into 1.36 shares of Sanmina common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SCI SYSTEMS, INC.


Date: September 26, 2001        By:
                                    ------------------------
                                    A. Eugene Sapp, Jr.
                                    Chairman, President and Chief
                                    Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     DATE                  SIGNATURE                     TITLE

September 26, 2001  /s/ A. Eugene Sapp, Jr.      Chief Executive Officer
                    --------------------------
                    A. Eugene Sapp, Jr.

September 26, 2001  /s/ James E. Moylan, Jr.     Senior Vice President and
                    --------------------------   Chief Financial Officer
                    James E. Moylan, Jr.         (Principal Financial Officer)

September 26, 2001  /s/ John M. Noll             Assistant Vice President and
                    --------------------------   Corporate Controller
                    John M. Noll                 (Principal Accounting Officer)

September 26, 2001  /s/ William E. Fruhan        Director
                    --------------------------
                    William E. Fruhan

September 26, 2001  /s/ Olin B. King             Director
                    --------------------------
                    Olin B. King

September 26, 2001  /s/ Wayne Shortridge         Director
                    --------------------------
                    Wayne Shortridge

September 26, 2001  /s/ G. Robert Tod            Director
                    --------------------------
                    G. Robert Tod

September 26, 2001  /s/ Jackie M. Ward           Director
                    --------------------------
                    Jackie M. Ward

September 26, 2001  /s/ David E. Jones           Director
                    --------------------------
                    David E. Jones

September 26, 2001  /s/ Dr. Shirley A. Jackson   Director
                    --------------------------
                    Dr. Shirley A. Jackson