Form 10-K/A
period 2001-06-30
SCI SYSTEMS INC
filed 2001-10-31
CIK 87744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                   FORM 10-K/A
                                 Amendment No. 1

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
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                            2101 West Clinton Avenue
                              Huntsville, AL 35805
                    (Address of principal executive offices)

                         -------------------------------

                                  256-882-4800
              (Registrant's telephone number, including area code)

                         -------------------------------

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

Documents Incorporated by Reference:  None

Table of Contents

Part I

Item 1.   Business..........................................................   3
Item 2.   Properties........................................................  10
Item 3.   Legal Proceedings.................................................  11
Item 4.   Submission of Matters to a Vote of Security Holders...............  12

Part II

Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.............................................  13
Item 6.   Selected Financial Data...........................................  13
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................  14
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk........  18
Item 8.   Financial Statements and Supplementary Data.......................  19
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................  37

Part III

Item 10.  Directors and Executive Officers of the Registrant................  37
Item 11.  Executive Compensation............................................  38
Item 12.  Security Ownership of Certain Beneficial Owners and Management....  41
Item 13.  Certain Relationships and Related Transactions....................  42

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K........................................................  42

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

This Annual Report on Form 10-K/A amends and supersedes, to the extent set forth herein, the Registrant's Annual Report on Form 10-K for the year ended June 30, 2001 previously filed on September 28, 2001.

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

On July 13, 2001, the Company entered into a definitive merger agreement with Sanmina Corporation, providing for a merger of the Company with a wholly owned subsidiary of Sanmina, pursuant to which each outstanding share of the Company's common stock will be converted into 1.36 shares of Sanmina common stock. The transaction, which is subject to the approval of Sanmina's and the Company's stockholders and certain U.S. and international regulatory authorities, is expected to close in the fourth calendar quarter of 2001.

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

Management of growth

The Company has experienced rapid growth over recent years, having acquired and built substantial facilities in several locations. There can be no assurance that historical revenue growth will continue or that SCI will successfully manage existing operations or future plants acquired or built. As SCI manages operations and expands geographically, the Company may experience, as it has in the past, inefficiencies related to new operations and broadened geographic diversification. In addition, the Company may be adversely affected by new and acquired facilities that do not achieve growth sufficient to offset increased expenditures associated with expansion. In addition, increased capacity and expenditures in anticipation of future sales levels that do not materialize could adversely affect profitability, as it has in fiscal 2001. Moreover, customers may occasionally require rapid production increases that can stress the Company's resources.

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

Environmental risks

The Company is subject to a variety of environmental regulations relating to the use, storage, discharge, and disposal of hazardous materials used in the manufacturing processes. Failure to comply with present and future regulations could subject the Company to future liabilities or the suspension of production. In addition, such regulations could restrict SCI's ability to expand its facilities or could require acquisition of costly equipment or incur other significant expenses to comply with environmental regulations. (For further discussion see environmental issues included in Item 3. Legal Proceedings.)

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

On August 10, 2001, Sanmina Corporation filed a Registration Statement on Form S-4 relating to the proposed merger of its wholly owned subsidiary with the Company. This registration statement contains a discussion of risk factors and other information relating to the proposed merger. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, or by calling 1-800-SEC-0330. The SEC maintains an Internet site containing reports, proxy and information statements, and other information regarding electronic filings, found at (http://www.sec.gov). SCI also maintains its own Internet site at (http://www.sci.com).

Directory of Officers and Board of Directors

A. Eugene Sapp, Jr.
Chairman of the Board and Chief Executive Officer

Robert C. Bradshaw
President and Chief Operating Officer

James E. Moylan, Jr.
Senior Vice President and Chief
Financial Officer

Michael M. Sullivan
General Counsel and Secretary

Executive Vice Presidents
David J. Dutkowsky
George J. King
Santosh Rao
W. David Rees

Senior Vice Presidents        Daniel W. Dery           Vincent O. Paragone
C. T. Chua                    John F. Dullea           Gianni Parisse
Donald C. Kemp                James H. Ferry           Ronald E. Patterson
LeRoy H. Mackedanz            Suanne L. Flatow         Gary L. Pelfrey
Bhawnesh C. Mathur            Luis G. Franco           A. Paul Pepe
Michael P. McCaughey          Marco A. Gonzalez        Cameron Radford
Vincent P. Melvin             Agustin Guerrero         Robert J. Sellers
Michael H. Missios            Francis X. Henry         David Snape
James M. Ferguson             Michael D. Henry         K.K. Soh
Dewayne E. Rideout            James A. Johnson         James H. Sutherlin
Peter M. Scheffler            Steven T. Korn           Mark J. Tan
Walter F. Stone               Kenneth R. Law           Hideo E. Wakashita
First Vice President          Bruce T. Leasure         Stephen A. Werner
Yvonne Sanchez-Navarro        S. T. Lee                Christopher J. White
Vice Presidents               David L. Marler          Seamus P. Woulfe
Alvin G. Austin               Brian L. Midolo          Assistant Vice Presidents
Shane Baker                   Hector E. Morales        Eric L. Krepps
Charles Barnhart              Martin Montgomery        John M. Noll
Patrick R. Barry              Luis Navarro             Cassio De Oliveira
Trevor Black                  Yoram Neuman             Robert J. Swift
Jose Luis Cano                Jukka R. Niemi           Assistant Treasurer
Robert Chapman                Peter L. Nilsson         Richard B. Hare
Warren F. Cline, Jr.          V.F. Ong
William C. Coker              James Orr

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

Committees of the Board
-----------------------
1  Executive Committee
2  Audit Committee
3  Investment Committee
4  Compensation Committee

Item 2. Properties

At June 30, 2001, SCI owned or leased the following manufacturing facilities:

Location                                                                       Square Footage
United States and Canada
     Huntsville, Alabama                                                            1,431,000
          (Nine facilities including corporate administrative building)
          (Includes facilities financed through industrial revenue bonds)
     Rapid City, South Dakota                                                         230,000
     Colorado Springs, Colorado                                                        86,760
     Fountain, Colorado                                                               360,000
     San Jose, California (two facilities)                                            245,292
     Richmond, Kentucky                                                               142,718
     Stanton, Kentucky                                                                 57,500
     Augusta, Maine                                                                   311,000
     Hunt Valley, Maryland (leased facility)                                           71,400
     St. Paul, Minnesota                                                               63,000
     Hooksett, New Hampshire (financed through industrial revenue bonds)               72,000
     Denton, Texas                                                                     55,000
     San Antonio, Texas                                                                36,000
     Lynchburg, Virginia (leased facility)                                            587,400
     Turtle Lake, Wisconsin                                                           125,000
     Kanata, Ontario, Canada (leased facility)                                         25,000
     Pointe-Claire, Quebec, Canada                                                    220,000
     Brockville, Ontario, Canada                                                      480,000
     Other, primarily closed manufacturing facilities                                 375,140
                                                                                -------------
          Total United States and Canada                                            4,974,210
                                                                                =============

Latin America
     Guadalajara, Jalisco, Mexico (two facilities)                                    419,200
     Juarez, Mexico (leased facility)                                                  32,000
     Mexico City, Distrito Federal, Mexico (leased facility)                          118,000
     Apodaca, Nuevo Leon, Mexico (Monterrey)                                          282,200
     Hortolandia, Sao Paulo, Brazil (Campinas)                                        232,179
                                                                                -------------
          Total Latin America                                                       1,083,579
                                                                                =============

Europe/ Middle East
    Irvine, Scotland, UK                                                              172,500
    Camberley, England (leased facility)                                              105,000
    Fermoy, County Cork, Ireland                                                      110,000
    Ghislenghien, Belgium (leased facility)                                            30,000
    Grenoble, France                                                                   78,000
    Tatabanya, Hungary                                                                204,188
    Haukipudas, Finland (leased facility)                                             312,000
    Oulu, Finland (leased facility)                                                    81,000
    Motala, Sweden                                                                    664,000
       (423,800 square feet is currently leased to other occupants and not used in production by the Company)
    Leganes, Spain (leased facility)                                                  108,400
    Heerenveen, Leek, The Netherlands                                                 232,000
    Ma'alot, Israel (leased facility)                                                  55,000
    Petach, Israel                                                                     37,000
                                                                                -------------
       Total Europe                                                                 2,189,088
                                                                                =============

Asia/ Pacific
    Republic of Singapore                                                             165,000
    Pathum Thani, Thailand (Bangkok)                                                  138,500
    Penang, Malaysia                                                                  115,000
    Kunshan, China (Shanghai)                                                         262,000
    Perth, Australia (leased facility)                                                 62,700
                                                                                -------------
       Total Asia                                                                     743,200
                                                                                =============

Other, primarily leased                                                               144,158
                                                                                -------------
       Total                                                                        9,134,235
                                                                                =============

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

The quarterly high, low and closing common stock prices, as reported on the New York Stock Exchange, for the last two fiscal years are as follows:

     2001      High            Low           Close
----------------------------------------------------

First          $65.13         $35.81          $37.06
Second          47.00          22.75           25.63
Third           35.13          15.53           20.65
Fourth          29.90          15.58           25.50

     2000      High            Low           Close
----------------------------------------------------

First          $28.44         $21.13          $22.69
Second          43.16          19.53           41.50
Third           55.13          33.50           53.31
Fourth          58.38          32.75           39.09

Item 6. Selected Financial Data

                                                                     Year ended June 30,
(In millions of dollars except share data)        2001         2000         1999         1998        1997
-------------------------------------------------------------------------------------------------------------
Net sales                                      $  8,713.9   $  8,342.6   $  6,710.8   $  6,805.9   $  5,762.7
Operating income                                    230.6        321.7        234.8        257.1        206.2
Net income                                           99.9        196.7        137.8        145.1        112.7
Depreciation and amortization                       199.9        151.5        115.2        103.5         76.8
Basic earnings per share                              .69         1.36         1.11         1.21         0.94
Diluted earnings per share                            .68         1.34         1.00         1.06         0.84
Working capital                                   1,560.7      1,288.8        876.4        759.4        754.2
Net property, plant and equipment                   714.7        589.2        448.0        436.1        301.0
Goodwill                                            623.6        316.2         21.0          4.8          6.3
Total assets                                      4,008.2      3,351.3      2,322.7      1,944.7      1,869.9
Long-term debt                                    1,405.2        748.4        140.9        440.5        454.3
Capital expenditures, including acquisitions        778.1        649.3        186.5        236.8        111.4
Shareholders' equity                              1,464.6      1,367.9      1,164.8        748.0        594.7
Shareholders' equity per share                 $    10.02   $     9.46   $     8.09   $     6.23   $     4.98
Number of employees                                36,433       31,707       25,325       23,287       18,470

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

                                                                    Year Ended June 30,
                                                                 2001       2000      1999
                                                            ---------------------------------
Net sales                                                       100.00%    100.00%    100.00%
Cost of sales                                                     94.71      94.30      94.92
                                                            ---------------------------------
Gross profit                                                       5.29       5.70       5.08
Selling and administrative expenses                                1.86       1.55       1.48
Restructuring and asset impairment charges                          .29         --         --
Goodwill and contract intangibles amortization expense              .49        .29        .10
                                                            ---------------------------------
Operating income                                                   2.65       3.86       3.50
Net interest expense                                               (.94)      (.37)      (.25)
Other income (expense)                                               --        .03       (.01)
                                                            ---------------------------------
Income before income taxes                                         1.71       3.52       3.24
Income taxes                                                        .56       1.16       1.18
                                                            ---------------------------------
Net income                                                        1.15%      2.36%      2.06%
                                                            =================================

Net Sales

Sales for fiscal 2001 were a record $8.714 billion, a 4% increase over sales in fiscal 2000. During fiscal 2001, unit shipments increased while average selling prices declined. In general, the Company passes component price increases and decreases on to customers in the form of higher or lower selling prices, and the reduction in component prices that occurred during fiscal 2001 was the primary reason for the lower average unit selling price during the year. Sales in the second half of fiscal 2001 were 10% lower than in the same period of fiscal 2000. Beginning in the third quarter of fiscal 2001, the Company and the entire EMS industry were impacted by numerous order reductions and cancellations, with the most dramatic changes coming from the communications market sector. The decline in sales in the second half of fiscal 2001 was driven by both average unit selling price reductions and unit shipment decreases. Because of the continuous mix change of specific board level and other subassemblies manufactured by the Company for its customers and the timing of procurement of electronic components, the exact impact of component price changes on sales is difficult to measure with precision. An example of the component pricing environment impacting average selling prices during fiscal 2001 was the declining price of a high-end microprosessor for personal computers. The purchase price for such a microprocessor declined approximately 28% in the first quarter of fiscal 2001, and approximately 10% in both the second and third quarter of fiscal 2001. In the fourth quarter of fiscal 2001 the price remained level with the third quarter of fiscal 2001. Tantalum capacitors pricing declined approximately 6% in the first quarter of fiscal 2001, peaked in the second quarter of fiscal 2001 with an approximate 50% increase in unit price, and declined approximately 11% and 15% in the third and fourth quarters of fiscal 2001, respectively.

Sales to communication product customers increased to approximately 31% of fiscal 2001 sales from approximately 25% in fiscal 2000. Sales to personal computing customers approximated 33% of fiscal 2001 sales compared to 43% of sales in fiscal 2000. Sales generated by finished PC assembly services declined significantly in fiscal 2001 to approximately 15% of consolidated sales from approximately 25% in fiscal year 2000. Sales to high-end computing product customers approximated 18% of fiscal 2001 sales, with sales to multimedia product customers approximating 10% in the same period. Medical, government and other product customers approximated 8% of fiscal 2001 sales. International sales increased to 57% of consolidated sales in fiscal year 2001 from 51% in fiscal 2000, as customers continued to seek lower cost alternatives for their products. The majority of the increase in international sales was attributable to the Company's Mexican operations.

Sales for fiscal 2000 were $8.343 billion, a 24% increase over the $6.711 billion in fiscal 1999. Overall during fiscal 2000, unit shipments increased significantly and average selling prices declined, again due mainly to component price declines. An example of the component pricing environment impacting average selling prices during fiscal 2000 was the declining prices for high-end microprocessor for personal computers. From the beginning of fiscal 2000 to the end of the period high-end microprocessor prices declined approximately 41%. In addition, memory components declined approximately 15%, while Tantalum capacitors unit prices increased approximately 54% from the beginning of fiscal 2000 to the end of fiscal 2000.

In the last two fiscal years, the Company has made substantial strategic acquisitions of communication product manufacturing operations and electronic industry related enclosure manufacturers (enclosure operations represented approximately 3% of fiscal 2001 sales). These acquisitions contributed to end market diversification and contributed sales growth of approximately 4% and 13% in fiscal 2001 and 2000, respectively.

The Company has been focused over the last two fiscal years on increasing its penetration to both communications and high-end computing and has been very successful in penetrating these markets. The current slowdown in communications end markets has impacted the results of the second half of fiscal 2001, but the Company expects that when the end markets recover, the changed business mix will significantly enhance future performance. Estimates of the time when recovery may occur in the Company's customers' end markets have continually been pushed out over the last several months. The Company continually evaluates the carrying value of its long-lived assets and the credit risk associated with accounts receivable and inventory of specific customers to determine if any permanent impairment has occurred as a result changes in estimated market recovery time.

Gross Profit

Gross profit varies from period to period and is affected by a number of factors as discussed above and below.

Gross profit declined to $461.1 million in fiscal 2001 from $475.3 million in fiscal 2000. As a percentage of sales gross profit declined to 5.29% in fiscal 2001 from 5.70% in fiscal 2000. Over the past two years the Company has reduced the proportion of its revenues represented by lower margin final assembly of personal computers and increased the proportion of revenues represented by higher margin telecommunication products. However, the decline in gross profit was due to operating losses of $48.6 million from planned plant closings and conversions in addition to recognized inventory and accounts receivable impairments of $22.7 million which were taken as part of the Company's realignment program implemented in the second half of fiscal 2001. The inventory and accounts receivable impairments were in response to market conditions and an evaluation of certain customer relationships. These losses were primarily due to the Company's termination of certain customer relationships in the Asian marketplace and included charges related to negative evaluations of certain customers' creditworthiness and the Company's ability to resolve outstanding contract issues. The terminations were a result of the Company's ongoing evaluation of its business opportunities in certain geographic areas. (See Note K to the Company's Consolidated Financial Statements.) In addition, in the second half of fiscal 2001, pricing pressure from customers and lower industry capacity utilization negatively affected gross profit, as customers responded to worsening conditions in their respective markets by asking for price reductions from the Company and its competitors. Excluding the specific charges described above, gross profit increased slightly from the $475.3 million in fiscal 2000 to $532.4 million in fiscal 2001.

The sales shift by the Company to higher margin/lower turnover products, together with a tightening in the availability of certain components, led to lower asset turnover in fiscal 2001 and 2000. During the second half of fiscal 2001, the general industry and economic recession negatively impacted asset turnover by lowering sales against expectations while inventories remained high. A substantial portion of the Company's inventory is covered under take or pay contracts with its customers, which require the customer to pay the Company for any components not converted to products. As discussed earlier, demand for electronic products declined significantly during the second half of fiscal 2001, and the major exposure for the Company relates to the credit worthiness of its customers. Included in the inventory and accounts receivable impairments of $22.7 million discussed above were charges related to credit exposure of $15.4 million. If demand for electronic products remains at low levels or the Company is unable to fully enforce the take or pay contracts with its customers, the Company may recognize additional charges during fiscal 2002.

Gross profit increased from $340.5 million in fiscal 1999 to $475.3 million in fiscal 2000, due to the increase in sales and higher gross margins (5.70% compared to 5.08%). Gross profits improved primarily due to a change in mix of customers from lower margin personal computer final assembly to higher value add products. Higher average sales margins on higher value add products allowed gross margins to improve despite higher expenses associated with these products. Also, reduced losses at the Company's Brazilian plant contributed approximately $11.7 million, or 8.7%, to the improvement.

Selling and Administrative Expenses

The Company's selling and administrative expenses increased by $33.4 million to $162.6 million in fiscal 2001 and by $30.1 million to $129.2 million in fiscal 2000. As a percent of sales, selling and administrative expenses have increased to 1.86% in fiscal 2001 from 1.55% in fiscal 2000 and 1.48% in fiscal 1999. The increase in selling and administrative expenses for each fiscal year was primarily due to expanded investment in infrastructure such as supply-chain management, marketing, and other related corporate and administrative expenses as well as information systems necessary to support growth and customer demands for higher levels of service. In addition, in fiscal 2001 the Company extended to options granted during earlier periods the retirement benefits available to options granted in October of 2000, which resulted in a charge of $9.2 million.

Restructuring and Asset Impairment Charges

In February 2001, SCI embarked on a capacity and organizational realignment program with the goal of improving the Company's competitive position and cost structure in the current market environment and to better position the Company to take advantage of the expected resumption of end market growth. The plan involves consolidation of customer programs currently in multiple plants into a single plant, capacity additions to several plants, and a number of plant closures. The Company is changing its workforce to match the capacity realignment through appropriate downsizing and increases where required. These activities are in direct response to current market conditions, a rapid shift in business mix in favor of communications and enterprise computing, and growth in foreign activities, especially low-cost areas. Below is a summary of the activity related to the Company's fiscal 2001 realignment program:

                                                                            Provision
                                             Nature of        Balance at    Charged to   Charges      Balance at
(in thousands of dollars)                     Charges       June 30, 2000   Operations   Utilized    June 30, 2001
                                            ----------------------------------------------------------------------
Cash and Non-Cash Provisions:
Employee severance and related expenses     Cash              $      --      $  17,924   $   3,965     $  13,959
Other restructuring costs                   Cash/Non-Cash            --          5,286       1,438         3,848
Impairment of fixed assets                  Non-Cash                 --          2,180       2,180            --
                                                              --------------------------------------------------
                                                              $      --      $  25,390   $   7,583     $  17,807
                                                              ==================================================

In connection with the facility closures and conversions, the Company developed formal plans to involuntarily terminate employees and has identified 3,233 employees that may be involuntarily terminated under such plan. The majority of employees identified to be involuntarily terminated were production employees paid on an hourly basis. The identified employees were located in the United States, Canada, France and Mexico. As of June 30, 2001, 2,778 employees have been terminated, and another 455 employees have been notified that they are to be terminated upon completion of the facility closures and consolidations. During fiscal 2001, the Company paid employee termination costs of approximately $3,965,000. The remaining $13,959,000 of employee termination costs is classified as accrued expenses as of June 30, 2001 and is expected to be paid in the first half of fiscal 2002.

The other restructuring costs include approximately $5,286,000 for costs associated with the Company's realignment program. The costs recorded, primarily related to items such as building and equipment lease termination costs, facility relocation costs, and payments to suppliers and vendors to terminate agreements and were incurred directly as a result of the realignment program. The activities described above are anticipated to be completed by the second quarter of fiscal 2002. In addition the Company recognized equipment impairment charges of approximately $2,180,000. The impairment charges were a result of a write-off of equipment at one of the Company's plants that was closed.

Additional pretax infrequent and special charges of between $150 and $200 million could be incurred in the first six months of fiscal 2002 when the Company expects to undertake further realignment program actions, although the Company has made no final decisions currently regarding further realignment programs.

Intangibles Amortization Expense

Intangibles amortization expense increased in fiscal 2001 to $42.5 million from $24.4 million in fiscal 2000. This increase was directly the result of the various acquisitions in fiscal 2001 that were accounted for as purchase transactions. Intangibles amortization expense increased in fiscal 2000 to $24.4 million from $6.6 million in fiscal 1999 due to the various acquisitions in fiscal 2000 that were accounted for as purchase transactions. Lower intangible amortization is expected in fiscal 2002 with the adoption of the new accounting principles for goodwill and other intangible assets. (See Note A to the Company's Consolidated Financial Statements.)

Operating Income

Operating income decreased to $230.6 million in fiscal 2001, a reduction of $91.1 million from the $321.7 million reported in fiscal 2000 due to the factors described above. Operating income increased $86.9 million in fiscal 2000 from $234.8 million in fiscal 1999 due to the factors described above.

Net Interest Expense

Net interest expense increased, both in amount and as a percent of sales, in fiscal 2001 and 2000, primarily as a result of increased financings to fund acquisitions and increased working capital.

Income Tax Expense

The effective income tax rate (33.0% in fiscal 2001 and 2000 and 36.5% in fiscal
1999) differs from the U.S. statutory rate primarily due to the effect of state income taxes, offset by lower taxes on foreign earnings considered permanently invested. Increased lower taxed international earnings accounted for the lower effective income tax rates in fiscal 2001 and 2000.

Net Income

Net income as a percent of sales declined in fiscal 2001 from fiscal 2000 as a result of the aforementioned items. Net income as a percent of sales increased in fiscal 2000 from fiscal 1999 as a result of the aforementioned items.

Capital Resources and Liquidity

Cash was provided from operations ($46 million) for this period compared to a minor cash usage in last fiscal year ($14 million). Accounts receivable sold under the asset securitization program (included in the accounts receivable change reflected in operations) increased $29 million at June 30, 2001, from June 30, 2000's $142 million. Fiscal 2001 investing activities used approximately $100 million more cash than in the previous fiscal year, because of increased acquisition expenditures. Investing activities were principally funded by increased borrowings in both fiscal 2001 and 2000. The $268 million inventory increase at June 30, 2001, from June 30, 2000's balance ($80 million related to existing operations and $188 million related to acquisitions) primarily accounted for the working capital increase of $272 million during this period. Quarterly days of sales in inventory increased to 72 days at June 30, 2001, from 53 days at June 30, 2000, mainly due to increased business with communication product customers who are being severely impacted by the current industry and economic slowdown. This slowdown was rapid and resulted in increased inventory levels throughout the industry supply chain. Accounts receivables before asset securitization increased in amount and quarterly days of sales, at June 30, 2001 from June 30, 2000's amounts mainly as a result of increased business with communication customers who tend to have longer payment terms. Inventory is primarily covered by customer contracts where the customer assumes liability for unfinished products if they do not take delivery of finished units. The Company is also experiencing an extension of payment terms from its other customers as a result of current economic conditions. The quarterly days of sales in accounts payable and accrued expenses increased slightly at June 30, 2001 from the prior year end as a result of extended payment terms to offset the payment term extensions by our customers. Accounts payable and accrued expense dollar balance declined because of lower fourth quarter sales in fiscal 2001 as compared to fiscal 2000. Total asset turnover decreased to 2.1 times in fiscal 2001 from the
2.9 times last fiscal year. Increased days of sales in assets, including acquisition expenditures, led to higher levels of borrowings at June 30, 2001. The reduction of days of sales in inventory has the highest priority within the Company, as does reducing days of sales in all assets. Doing so will result in increased cash availability with which to fund operations and lower debt balances.

Capital expenditures in fiscal 2002 are currently expected to be somewhat lower than fiscal 2001's level. SCI believes it can adequately fund such capital expenditures and its foreseeable working capital requirements.

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

The Company predominantly conducts its foreign sales and purchase transactions in U.S. dollars or under customer contract provisions that protect against most major currency risks. Consequently, the Company is not subject to significant currency exchange rate fluctuations that would impact its net income. Approximately 6% of fiscal 2001's sales were conducted in currencies other than the U.S. dollar. Quarterly price adjustments and forward exchange contracts are primarily used to protect against major exchange rate fluctuations that could affect costs and revenue. Hedging of non-U.S. dollar net asset currency exposures is primarily accomplished through long-term non-U.S. dollar intercompany advances.

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

Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS

                                                                                        June 30,
(In thousands of dollars except share data)                                       2001           2000
                                                                              --------------------------
Assets
Current Assets
Cash and cash equivalents                                                     $   106,468    $   166,759
Accounts receivable, less allowances of $12,407 in 2001 and $7,233 in 2000        840,352        796,616
Inventories                                                                     1,545,660      1,277,979
Refundable and deferred federal and foreign income taxes                           16,044         63,132
Assets held for sale                                                               13,684             --
Other current assets                                                               97,646         86,272
                                                                              --------------------------
Total Current Assets                                                            2,619,854      2,390,758
Property, Plant and Equipment - Note B
Land and improvements                                                              40,056         34,110
Buildings and leasehold improvements, including
  construction-in-process                                                         239,696        226,568
Equipment                                                                       1,101,992        894,138
Less accumulated depreciation                                                    (667,043)      (565,657)
                                                                              --------------------------
Net Property, Plant and Equipment                                                 714,701        589,159
                                                                                                       -

Goodwill, Contract, and Other Intangibles, net of accumulated amortization
  of $60,691 in 2001 and $21,472 in 2000                                          623,570        316,175
Other Noncurrent Assets                                                            50,104         55,212
                                                                              --------------------------
Total Assets                                                                  $ 4,008,229    $ 3,351,304
                                                                              ==========================

Liabilities and Shareholders' Equity
Current Liabilities
Current maturities of long-term debt                                          $    25,588    $    14,361
Accounts payable and accrued expenses                                             946,400      1,014,368
Accrued payroll and related expenses                                               68,758         53,504
Federal, foreign, and state income taxes                                           18,429         19,743
                                                                              --------------------------
Total Current Liabilities                                                       1,059,175      1,101,976

Deferred Income Taxes                                                              34,770         97,607

Noncurrent Employee Benefits                                                       42,072         34,745

Other Noncurrent Liabilities                                                        2,434            652

Long-Term Debt - Note B
Industrial revenue bonds                                                           12,900         19,769
Long-term notes                                                                   828,019        164,459
Convertible subordinated notes                                                    564,242        564,174
                                                                              --------------------------
Total Long-Term Debt                                                            1,405,161        748,402
                                                                                                       -

Shareholders' Equity
Preferred stock, 500,000 shares authorized but unissued                                --             --
Common stock, $.10 par value: authorized 500,000,000 shares: issued
  147,132,428 in 2001 and 144,996,374 in 2000                                      14,713         14,500
Capital in excess of par value                                                    534,949        477,531
Retained earnings                                                               1,000,400        900,531
Accumulated other comprehensive loss:
Cumulative translation adjustment                                                 (33,800)       (17,227)
Unrealized holding loss on investment                                              (1,300)            --
Shares held in Rabbi Trusts - 230,118 in 2001 and 288,472 in 2000, at cost         (8,103)        (7,072)
Treasury stock - 884,045 shares in 2001 and 118,732 shares in 2000, at cost       (42,242)          (341)
                                                                              --------------------------
Total Shareholders' Equity                                                      1,464,617      1,367,922
                                                                              --------------------------
Total Liabilities and Shareholders' Equity                                    $ 4,008,229    $ 3,351,304
                                                                              ==========================

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

                                                                 Year ended June 30,
(In thousands of dollars except share data)               2001           2000           1999
                                                       -----------------------------------------
Net sales                                              $ 8,713,938    $ 8,342,580    $ 6,710,785
Cost of sales (Note K)                                   8,252,883      7,867,275      6,370,236
                                                       -----------------------------------------
  Gross profit                                             461,055        475,305        340,549

Selling and administrative expenses (Note M)               162,559        129,191         99,105
                                                                                              --
Restructuring and asset impairment charges (Note L)         25,390             --             --
Intangibles amortization                                    42,546         24,443          6,642
                                                       -----------------------------------------
Operating Income                                           230,560        321,671        234,802

Other income (expense):
Interest expense (net of interest income of $8,180
  in fiscal 2001, $4,886 in fiscal 2000 and,
  $7,141 in fiscal 1999)                                   (81,839)       (30,909)       (16,938)
Other, net                                                     337          2,873           (781)
                                                       -----------------------------------------
Income Before Income Taxes                                 149,058        293,635        217,083

Income taxes - Note F                                       49,189         96,900         79,235
                                                       -----------------------------------------
Net Income                                             $    99,869    $   196,735    $   137,848
                                                       =========================================

Earnings per share - Note D:
Basic                                                  $      0.69    $      1.36    $      1.11
Diluted                                                $      0.68    $      1.34    $      1.00

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                    Accumulated
                                          Number of                    Capital in                       Other
                                           Shares           Common     Excess of       Retained     Comprehensive
(In thousands of dollars)                  Issued           Stock      Par Value       Earnings          Loss
                                        -------------------------------------------------------------------------
Balance June 30, 1998                    120,090,888       $12,022      $174,452      $  565,948      $ (4,124)

Stock options exercised                      482,168            48         7,328              --            --
Conversion of notes - May 1999            23,584,686         2,358       280,399              --            --
Adoption of EITF No. 97-14                  (272,592)           --            --              --            --
Net income for year                               --            --            --         137,848            --
Cumulative translation adjustment                 --            --            --              --        (7,164)
                                        -------------------------------------------------------------------------
Balance June 30, 1999                    143,885,150        14,428       462,179         703,796       (11,288)

Stock options exercised                      719,900            72        15,352              --            --
Net income for year                               --            --            --         196,735            --
Cumulative translation adjustment                 --            --            --              --        (5,939)
Change in Rabbi Trusts' shares               (15,880)           --            --              --            --
                                        -------------------------------------------------------------------------
Balance June 30, 2000                    144,589,170        14,500       477,531         900,531        (7,072)

Stock options exercised                    2,115,025           211        56,964              --            --
Employee stock purchase shares                21,029             2           454              --            --
Net income for year                               --            --            --          99,869            --
Cumulative translation adjustment                 --            --            --              --       (16,573)
Unrealized holding loss on investments            --            --            --              --        (1,300)
Change in Rabbi Trusts' shares                58,354            --            --              --            --
Change in Treasury stock                    (765,313)           --            --              --            --
                                        -------------------------------------------------------------------------
Balance June 30, 2001                    146,018,265       $14,713      $534,949      $1,000,400      $(35,100)
                                        =========================================================================

                                          Rabbi                             Total
                                          Trust         Treasury         Shareholders'
(In thousands of dollars)                 Shares          Stock              Equity
                                        ----------------------------------------------
Balance June 30, 1998                    $    --       $      (341)      $   747,957
Stock options exercised                       --                --             7,376
Conversion of notes - May 1999                --                --           282,757
Adoption of EITF No. 97-14                (3,957)               --            (3,957)
Net income for year                           --                --           137,848
Cumulative translation adjustment             --                --            (7,164)
                                        ----------------------------------------------
Balance June 30, 1999                     (3,957)             (341)        1,164,817
Stock options exercised                       --                --            15,424
Net income for year                           --                --           196,735
Cumulative translation adjustment             --                --            (5,939)
Change in Rabbi Trusts' shares            (3,115)               --            (3,115)
                                        ----------------------------------------------
Balance June 30, 2000                     (7,072)             (341)        1,367,922
Stock options exercised                       --                --            57,175
Employee stock purchase shares                --                --               456
Net income for year                           --                --            99,869
Cumulative translation adjustment             --                --           (16,573)
Unrealized holding loss on investments        --                --            (1,300)
Change in Rabbi Trusts' shares            (1,031)               --            (1,031)
Change in Treasury stock                      --           (41,901)          (41,901)
                                        ----------------------------------------------
Balance June 30, 2001                    $(8,103)      $   (42,242)      $ 1,464,617
                                        ==============================================

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year ended June 30,
(In thousands of dollars)                                           2001               2000           1999
                                                                ---------------------------------------------
Operating Activities
 Net income                                                     $    99,869       $   196,735       $ 137,848
 Adjustments to reconcile net income to net cash
   provided by (used for) operations:
   Depreciation and amortization                                    199,927           151,548         115,212
   Deferred income taxes                                             (9,278)           19,456          28,712
 Changes in current assets and liabilities:
     Accounts receivable before asset securitization                (35,378)          (90,883)       (185,146)
     Net proceeds from asset securitization program                  29,150           142,000              --
     Inventories                                                    (80,001)         (477,697)        (10,698)
     Refundable income taxes                                         (2,162)              758            (522)
     Other current assets                                            (9,373)          (12,600)        (36,433)
     Accounts payable and accrued expenses                         (167,013)           83,990         178,979
     Income taxes                                                    (8,569)          (23,160)          2,813
Other non cash items - net                                           29,013            (4,145)          6,767
                                                                ---------------------------------------------
Net Cash Provided by (Used for) Operating Activities                 46,185           (13,998)        237,532
                                                                ---------------------------------------------

Investing Activities
 Purchase of property, plant and equipment                         (224,392)         (239,347)       (116,367)
 Proceeds from sale of property, plant and equipment                  7,217             8,135           1,170
 Net cash paid for acquisitions (Note J)                           (553,734)         (409,907)        (70,099)
 Decrease (increase) in noncurrent assets                               879           (28,662)         (6,921)
                                                                ---------------------------------------------
Net Cash Used for Investing                                        (770,030)         (669,781)       (192,217)
                                                                ---------------------------------------------

Financing Activities
 Net increase in commercial paper
     and other short-term notes                                      26,510                --              --
 Payments on long-term debt                                      (1,939,551)       (1,037,383)        (30,877)
 Proceeds from long-term debt                                     2,573,503         1,659,252          13,177
 Issuance of common stock, net of treasury stock purchases          (20,215)            7,091           4,609
 Increase in other non-current liabilities                           15,550                --              --
                                                                ---------------------------------------------
Net Cash Provided by (Used for) Financing Activities                655,797           628,960         (13,091)
                                                                ---------------------------------------------

Effect of exchange rate changes on cash                               7,757             5,493            (485)
                                                                ---------------------------------------------
Net (decrease) increase in cash and cash equivalents                (60,291)          (49,326)         31,739

Cash and cash equivalents at beginning of year                      166,759           216,085         184,346
                                                                ---------------------------------------------

Cash and cash equivalents at end of year                        $   106,468       $   166,759       $ 216,085
                                                                ============================================-

See notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                       Year ended June 30,
(In thousands of dollars)                    2001            2000            1999
                                         ------------------------------------------
Net income                                 $ 99,869       $ 196,735       $ 137,848

Net currency translation loss               (24,664)         (7,586)         (7,164)
Unrealized holding loss on investment        (2,000)             --              --
Income tax benefit                            8,791           1,647              --
                                         ------------------------------------------
Total other comprehensive loss              (17,873)         (5,939)         (7,164)
                                         ------------------------------------------
Comprehensive income                       $ 81,996       $ 190,796       $ 130,684
                                         ==========================================

See notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Accounting Policies

Business. SCI Systems, Inc. is a diversified international electronics manufacturing services provider (a contract manufacturer of original equipment manufacturers' products). SCI designs, manufactures, distributes, and services electronic products for virtually every market segment in the Electronic Manufacturing Services Industry. Markets served include the computer, peripheral, communications, medical, industrial, consumer, aerospace, defense, and multimedia industries, as well as the U.S. Government. Principally these services are performed for original equipment manufacturers.

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

Reclassifications. Certain reclassifications have been made to previously reported consolidated statements of income and cash flows for the years ended June 30, 2000 and 1999 to provide comparability with the current year presentation.

Sales and cost of sales. The Company's net sales are principally derived from product sales of complex electronic equipment under customer contracts built to their specifications. The Company also derives revenue to a lesser extent from engineering, after-market, and design services. Revenue from product sales is recognized when goods are shipped, or title passes if later. Service related revenues are recognized normally upon completion of the services. Sales also include contract price adjustments relating to excess component inventory, inventory carrying charges, component pricing, and other contract cost adjustments. These contract price adjustments represent less than 1% of consolidated sales in each of the three years in the period ended June 30, 2001. Such revenue is normally recognized upon billing to customers. The Company assumes no significant obligations after product shipment. Excess inventory sales are normally recognized upon shipment to customers unless specific contract provisions allows otherwise. Anticipated losses on individual contracts are recognized as soon as the loss becomes evident. The amount of anticipated losses on individual contracts are less than 1% of consolidated net sales in each of the three years in the period ended June 30, 2001.

Credit risk. The Company's major contracts are with customers in the high technology industry. Credit terms relating to both accounts receivable and contract inventories are extended to customers after performing credit evaluations. When significant credit risks exist, letters of credit or other appropriate security are generally requested.

Asset securitizations. When the Company sells receivables under its asset securitization program, it retains servicing rights, which is a retained interest in the securitized receivables. The Company estimates the fair value of retained interests in securitized receivables based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions-credit losses and discount rates commensurate with the risks involved. The Company has not recognized a servicing asset or liability, as the estimated fair values under the Company's current asset securitization program are not material to the Company's financial position. Accounts receivable is relieved (derecognized) for amounts sold under this program.


Inventories primarily consist of costs incurred in support of customer contracts stated at the lower of cost (principally first-in, first-out method) or market. Inventory primarily consists of electronic components. Provisions when required are made to reduce excess inventories to their estimated net realizable values. The Company's estimate of inventory provisions generally assumes that the take or pay clauses in the customer contracts can be fully enforced. It is possible that estimates of net realizable values, including the Company's ability to enforce or negotiate take or pay clauses, could change in the near term.

Property, plant and equipment are recorded at cost and depreciated on the straight-line method over the estimated useful lives of individual assets. Leasehold improvements are amortized over the shorter of the lease term or useful lives. Estimated useful lives currently range between three to five years for electronic manufacturing services equipment, computer equipment, furniture and fixtures; ten to fifteen years for equipment used in enclosure manufacturing services; and 10 to 20 years for land improvements and buildings. Depreciation expense amounted to $157,381,000 in 2001, $126,520,000 in 2000, and $107,922,000
in 1999.

Goodwill, contract, and other intangibles include the unamortized excess of cost over the underlying net tangible value of assets acquired. Goodwill and other intangibles are amortized on a straight-line basis over their estimated useful lives (primarily 10 to 20 years). The estimated useful life assigned to individually acquired intangibles is established after reviewing its related product area, its customer relationships, and other pertinent factors. Contract intangibles are amortized over the initial contract period. Intangibles associated with assets purchased from original equipment manufacturers comprise the majority of the intangible balance reflected in the accompanying balance sheets.

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

Research and development is conducted under both Company and customer sponsored programs. Company-sponsored programs include research and development related to government products and services, and are allocable and recoverable in the same manner as general and administrative expenses under U.S. Government regulations. Customer-sponsored research and development costs are accounted for as any other program cost and included in Cost of Sales. Total engineering costs incurred by the Company, including research and development, were $35,500,000 in 2001, $37,301,000 in 2000, and $35,281,000 in 1999.

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

Foreign currency exchange net gains (losses) included in costs of sales approximated $3,848,000 in 2001, $580,000 in 2000, and ($7,732,000) in 1999.

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

Available Credit

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

The Company holds minority interests in two entities: Converge, Inc. and Uniwill Computer Corporation. Each investment represents less than 20% ownership of the respective entity. The investment in Converge, Inc. (a privately held supply chain management company) is accounted for under the cost method. The investment in Uniwill Computer Corporation (a Taiwanese notebook computer company) is accounted for as an available for sale security at fair value. As of June 30, 2001, the carrying amount of these two investments is approximately $16,500,000. During fiscal year 2001, the investment in Uniwill was written down to its current estimated market value based upon a pending merger with a publicly traded entity, that is currently traded on a foreign exchange The market valuation adjustment, net of tax, of $1,300,000 is reflected in other comprehensive income.

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

Summarized details for defined pension benefit plans follows:

(in thousands of dollars)            Domestic     Brockville
                                  --------------------------
June 30, 2001:
Accumulated benefit obligation        $59,305        $62,792
Fair value of assets                   51,883         65,542
Fiscal 2001 expense                     3,844          2,374

Note F - Income Taxes
The provision for income taxes is summarized as follows:

(In thousands of dollars)             2001             2000            1999
                                   ------------------------------------------
Income before income taxes:
   Domestic                        $ 102,395         $177,972        $131,809
   Foreign                            46,663          115,663          85,274
                                   ------------------------------------------
Total                              $ 149,058         $293,635        $217,083
                                   ==========================================

Taxes currently payable:
   Domestic                        $  37,015         $ 62,091        $ 36,602
   Foreign                            21,452           15,353          13,921
Deferred taxes:
   Domestic                           (1,533)           7,413          10,131
   Foreign                            (7,745)          12,043          18,581
                                   ------------------------------------------
Total                              $  49,189         $ 96,900        $ 79,235
                                   ==========================================

The reconciliation of the provision for income taxes and that based on the U.S. statutory rate is:

(In thousands of dollars)                  2001          2000          1999
                                        -------------------------------------
Income taxes at U.S. statutory rate     $ 52,170      $ 102,772      $ 75,978
Effects of U.S. state income taxes,
   net of federal benefits                 2,346          3,642         2,999
Effects of loss carryforwards                799         (2,124)         (657)
Effects of foreign operations             (9,518)       (17,909)       (3,045)
Permanent differences                      3,392         10,519         3,960
                                        -------------------------------------
Income taxes                            $ 49,189      $  96,900      $ 79,235
                                        =====================================

At June 30, 2001 and 2000, the net deferred tax liability consisted of the following amounts:

(In thousands of dollars)                                                 2001                       2000
                                                                              Deferred Asset               Deferred Asset
                    Temporary Difference                           Amount      (Liability)      Amount      (Liability)
-------------------------------------------------------------------------------------------------------------------------
Difference between book and tax recognized contract profits:
   U.S                                                           $  53,493      $ 18,723      $  65,042      $ 22,765
   Foreign                                                         (73,772)      (26,375)       (76,732)      (28,283)

Undistributed foreign earnings not currently taxable in U.S.      (141,317)      (31,090)      (169,793)      (38,714)
Difference between book and tax recognized expenses:
   U.S                                                              82,472        28,869         43,773        15,320
   Foreign                                                         (14,944)       (5,144)         1,204           215
Depreciation and amortization differences:
   U.S                                                               2,428           850          3,229         1,130
   Foreign                                                         (43,865)      (15,689)       (29,957)      (11,441)

Net foreign operating loss carryforwards                            14,788         5,110          3,942         1,314
Valuation allowance:
Beginning of year                                                   (3,942)       (1,314)        (4,891)       (1,416)
Net change for year                                                     --            --            949           102
                                                               ----------------------------------------------------------

Total                                                            $(124,659)     $(26,060)     $(163,234)     $(39,008)
                                                               ==========================================================

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

Note G - Geographic Data and Major Customers Information

The Company operates principally in the Electronics Manufacturing Services (EMS) Industry, where it serves its major customers on a global basis. Evaluations are not only made of individual plant performances but most importantly, of worldwide services provided to strategic customers. The Company's external sales and long-lived assets associated with its geographic operations are as follows:

(In thousands of dollars)              2001           2000          1999
                                 -------------------------------------------
Net sales
  North America                   $  6,147,294   $  6,218,432   $  4,988,327
  Europe                             1,813,052      1,595,634      1,127,312
  Asia and Brazil                      753,592        528,514        595,146
                                 -------------------------------------------
Totals                            $  8,713,938   $  8,342,580   $  6,710,785
                                 ===========================================

Property, plant and equipment
  North America                   $    471,839   $    361,786   $    257,176
  Europe                               142,912        135,098         91,675
  Asia and Brazil                       99,950         92,275         99,134
                                 -------------------------------------------
Totals                            $    714,701   $    589,159   $    447,985
                                 ===========================================

U.S. operations' sales            $  3,670,584   $  4,131,439   $  3,903,238
                                 ===========================================

U.S. export sales                 $    273,900   $    175,000   $    116,000
                                 ===========================================

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

Had fair value compensation cost been determined under SFAS No. 123, pro forma net income and diluted earnings per share would have been reflected as follows:

(in thousands of dollars, except per share data)       2001          2000         1999
                                                   ---------------------------------------
Net income:
  As reported                                      $    99,869   $   196,735   $   137,848
  Pro forma                                             76,558       187,898       133,677

Diluted earnings per share:
  As reported                                      $      0.68   $      1.34   $      1.00
  Pro forma                                        $      0.52   $      1.28   $      0.97

These pro forma amounts were calculated using the Black-Scholes option pricing model based on the following weighted average assumptions: risk free rate of 5.27% in 2001, 6% in 2000, and 5% in 1999; expected option lives of four years in 2001, 2000, and 1999; and, expected volatility factors of 73.6% in 2001, 66.0% in 2000, and 55.5% in 1999.

Information relating to the changes in the Company's stock options follows:

                                                  2001                       2000                       1999
                                         ----------------------------------------------------------------------------------
                                                      Weighted                     Weighted                     Weighted
                                                       Average                      Average                      Average
(Shares in thousands)                     Shares    Exercise Price     Shares    Exercise Price     Shares   Exercise Price
---------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year         7,470.6           $ 16.80    6,295.9           $ 12.13    5,446.0          $ 10.75
Granted                                  4,333.4           $ 30.32    2,267.0           $ 28.47    1,478.1          $ 16.82
Exercised                                (2,115.0)         $ 10.04     (719.9)          $ 43.20     (482.2)         $  9.56
Canceled                                   (97.9)          $ 23.08     (372.4)          $ 26.09     (146.0)         $ 17.12
---------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year               9,591.1           $ 24.33    7,470.6           $ 16.82    6,295.9          $ 12.13
                                     --------------------------------------------------------------------------------------
Exercisable at June 30                   4,376.5           $ 19.24    4,677.0           $ 12.45    3,783.0          $  8.76
                                     ======================================================================================

Shares available for additional granting at June 30 were 4,926,688 in 2001, 1,646,000 in 2000, and 3,540,800 in 1999. During fiscal year 2001, an additional 7,500,000 shares for granting stock options were authorized. The following table summarizes June 30, 2001 outstanding stock option information.

(Shares in thousands)                  Weighted Average
                                           Remaining          Weighted                         Weighted
     Range of              Number         Contractual          Average          Number          Average
  Exercise Prices       Outstanding          Life          Exercise Prices   Exercisable    Exercise Prices
------------------------------------------------------------------------------------------------------------
   $1.84-    $1.84           24.0             0.3               $1.84             24.0              $1.84
   $2.97-    $4.31          144.0             1.5               $3.29            144.0              $3.29
   $4.56-    $5.28          432.9             2.9               $4.69            432.9              $4.69
   $8.75-   $13.00        1,107.2             5.1              $11.14          1,075.2             $11.09
  $14.28-   $20.84        2,697.6             8.9              $18.28            863.0             $17.76
  $21.44-   $32.06        2,586.1             8.0              $23.66          1,195.1             $23.21
  $32.38-   $47.94        2,525.4             9.1              $41.06            627.5             $41.08
  $49.31-   $64.00           73.9             9.1              $58.38             14.8             $58.38
---------------------------------------------------------------------------------------------------------
   $1.84-   $64.00        9,591.1             7.9              $24.33          4,376.5             $19.24

During the first quarter of fiscal 2001, the Company's retired Chairman exercised all of his outstanding stock options and purchased 1,745,000 shares. Under the Stock Option Plan provisions, he elected to exchange common stock of the Company that he owned, valued at the exchange date's market price, as payment for these options and the required minimum withholding liabilities. The exchanged common stock (765,313 shares) is reflected in Treasury Stock.

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

Note J - Acquisitions

The Company has over the last three years acquired certain assets and dedicated manufacturing operations from original equipment manufacturers (OEMs) in support of underlying multiyear manufacturing agreements for related electronic subassemblies. The manufacturing operations acquired were substantially operated as manufacturing cost centers by the respective OEM and dedicated solely to manufacturing of the OEM's products. The Company has also acquired certain engineering operations from OEMs that were also solely dedicated to the respective OEM's products. The majority of such acquisitions were made in electronic manufacturing operations pertaining to OEM telecommunications products, thereby enabling the Company to expand services to such customers. Significant acquisitions from OEMs during the last three fiscal years were as follows:

                          Date                   Product manufactured
       OEM              Acquired       at acquired facility or service provided          Location
---------------------------------------------------------------------------------------------------------
ECI Telecom         January 2000      Telecommunications electronic               Petah Tikva, Israel
                                      subassemblies
Ericsson            December 2000     Radio base stations and related             Lynchburg, Virginia
                                      electronic subassemblies
Hewlett-Packard     May 1999          Verifone, Inc.'s (a HP subsidiary)          Kunshan, China
                                      electronic subassemblies for credit card
                                      readers
Nokia Networks      May 2001          Mobile communication base stations and      Camberley, United
                                      narrowband products and subassemblies,      Kingdom, and
                                      including related sustaining and            Haukipudas, Finland
                                      development engineering, including
                                      certain production current 2G and future
                                      3G related products
Nortel Networks     January 2001      Physical design implementation (PDI)        Kanata, Ontario, Canada
                                      rapid systems laboratory
                    August 1999       Telecommunications electronic               Brockville, Ontario,
                                      subassemblies                               Canada
Telrad Networks     September 2000    Telecommunications electronic               Ma'alot, Israel
                                      subassemblies, primarily for Nortel
                                      Networks

The purchase prices for the aforementioned acquisitions were allocated to the assets acquired based on the relative fair values of the assets at the date of the acquisitions. The assets acquired included inventory, equipment and facilities necessary to support the relevant manufacturing agreements, manufacturing agreements and customer relationships. These acquisitions have not been considered by the Company to be an acquisition of a business under the Securities and Exchange Commission Regulation S-X as there was not a sufficient continuity of the OEM operation's prior business relationships. These assets were acquired from our customer to support the relevant manufacturing agreement and are now revenue producing assets for the Company, which represents a significant change in the use of the assets acquired. In general, the assets acquired will be producing evolving product lines for our customers. The values of the intangible assets assigned to underlying manufacturing agreements are based on the expected operating profit to be made during the initial term of the agreements, normally three to four years with a one-year extension. The manufacturing agreements include standard industry terms and require the Company to provide design, manufacturing and distribution services for the products previously described.

Assets acquired in the aforementioned acquisitions approximated the following amounts (in thousands of dollars):

                                               2001        2000       1999
                                          ----------------------------------

Tangible assets                             $ 108,287   $  87,494   $ 57,599
Contract and other intangible assets           79,715     170,000     12,500
                                          ----------------------------------
                                            $ 188,002   $ 257,494   $ 70,099
                                          ==================================

The total of the tangible, contract and other intangible assets acquired approximates the total purchase price for the acquisitions described above.

The Company has acquired certain businesses that meet its strategic plans of expanding metal enclosure business services to electronic OEMs, and of expanding certain geographic or manufacturing capabilities in the telecommunication product sector. Acquisitions of businesses completed by the Company during the last three fiscal years were:

                                 Date
         Business              Acquired               Production Services                   Location
----------------------------------------------------------------------------------------------------------
CMS Hartzell, Inc.          November 2000    Metal enclosures, plastic molding and   Throughout the United
                                             die casting                             States
TAG Manufacturing, Inc.     December 1999    Metal enclosures                        San Jose, California
EOG Incorporated            August 2000      Electronic design and manufacturing     Hunt Valley, Maryland
                                             with particular emphasis in
                                             telecommunications and optical
                                             networking
ERG's telecommunications    October 2000     Electronic subassembly for Nokia        Perth, Australia and
business at two                              Networks' GSM base station, and ERG's   in Belgium
manufacturing facilities                     telecommunications and transit
                                             businesses

These acquisitions have been accounted for as purchases, with the excess of the purchase price over the underlying assets being assigned to intangible assets. The results of the acquired businesses were included in the Company's consolidated income statements from the acquisition dates forward.

Assets acquired in the aforementioned business acquisitions approximated the following amounts (in thousands of dollars):

                                                       2001            2000
                                              --------------------------------
Enclosure companies (CMS and TAG):
   Tangible assets                                  $  55,691        $  19,330
   Intangible assets, primarily goodwill              194,618          133,083
                                              --------------------------------
                                                    $ 250,309        $ 152,413
                                              ================================
EMS industry companies (EOG and ERG):
  Tangible assets                                   $  43,143
  Intangible assets, primarily goodwill                72,280
                                              ---------------
                                                    $ 115,423
                                              ===============

The total of the tangible and intangible assets acquired approximate the total purchase price for the acquisitions described above. None of the acquisitions is considered significant to the Company's operations as the approximate aggregate annual sales and net income to be derived from these acquisitions is less than 10% of fiscal 2001 and 2000 consolidated sales and net income; accordingly, no pro forma information is presented.

Note K - Cost of Sales Associated with Plant Closures and Conversions

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

Closure plans were announced and completed for three domestic plants in Alabama, California and North Carolina and one plant in Mexico during the second half of fiscal 2001, together with consolidation of a plant in Colorado into another nearby plant. In addition the Company began converting two domestic plants in California and New Hampshire from full production to new product introduction centers. The plant conversions are expected to be completed in the first half of fiscal 2002. Cost of sales in excess of sales related to these closed and converted facilities were approximately $48,575,000 for fiscal 2001. These activities are not expected to have a significant negative impact on future revenues, as the customer contracts will be moved to other facilities. Exit costs related to these realignment activities are discussed in Note L below.

As part of the Company's realignment program, the Company evaluated certain customer relationships. Based on the review, the Company terminated certain customer relationships in the Asian marketplace, and recorded inventory and accounts receivable losses of approximately $22,713,000 in the second half of fiscal 2001. These charges are included in "Cost of sales". The losses were determined based on the Company's assessment of the terminated customers creditworthiness and the Company's ability to enforce contractual provisions and represent the write-off of the full amounts considered uncollectible. These activities are not expected to have a significant negative impact on future revenues.

Note L - Restructuring and Asset Impairment Charges

The following is a summary of restructuring and asset impairment charges related to the Company's realignment program described in Note K above:

                                                                   Provision
                                   Nature of       Balance at      Charged to     Charges      Balance at
(in thousands of dollars)           Charges       June 30, 2000    Operations     Utilized    June 30, 2001
                                -------------------------------------------------------------------------
Cash and Non-Cash Provisions:
Employee severance and
   related expenses             Cash              $          --      $17,924       $ 3,965       $13,959
Other restructuring costs       Cash/Non-Cash                --        5,286         1,438         3,848
Impairment of fixed assets      Non-Cash                     --        2,180         2,180            --
                                                  ------------------------------------------------------
                                                  $          --      $25,390       $ 7,583       $17,807
                                                  ======================================================

In connection with the facility closures and conversions, the Company developed formal plans to involuntarily terminate employees. The Company identified 3,233 employees to be involuntarily terminated related to the facility closures and conversions. The majority of employees identified to be involuntarily terminated were production related employees primarily paid on an hourly basis. The identified employees were located in the United States, Canada, France and Mexico. As of June 30, 2001, 2,778 employees have been terminated, and another 455 employees have been notified that they are to be terminated upon completion of the facility closures and consolidations. During fiscal 2001, the Company paid employee termination costs of approximately $3,965,000. The remaining $13,959,000 of employee termination costs is classified as accrued expenses as of June 30, 2001 and is expected to be paid in the first half of fiscal 2002.

The other restructuring costs include approximately $5,286,000 for other costs associated with the Company's realignment program. The other costs recorded, primarily related to items such as building and equipment lease termination costs, facility relocation costs, and payments to suppliers and vendors to terminate agreements and were incurred directly as a result of the realignment program. The activities described above are anticipated to be completed by the second quarter of fiscal 2002. As part of the realignment program, the Company reviewed the carrying value of manufacturing equipment at plants identified to be closed. As part of this review, certain manufacturing equipment at one of the identified plants with a nominal market value was determined to have no future use within the Company. The Company wrote-off and disposed the identified equipment and recognized impairment charges of approximately $2,180,000.

Note M -Stock Option Plan Change

The Company extended retirement benefits similar to its current stock option plan adopted in October 2000 to stock options granted prior to October 2000, resulting in a charge of approximately $9,224,000. The charge is included in selling and administrative expenses for the year ended June 30, 2001.

Note N - Subsequent Events

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

Note O - Selected Quarterly Financial Data (Unaudited)

Quarterly financial results and high and low stock prices for SCI common stock, as reported on the New York Stock Exchange, for the last two fiscal years were:

                                                                     2001
-------------------------------------------------------------------------------------------------------
(In thousands of dollars, except            Fourth           Third           Second            First
per share data)                             Quarter         Quarter          Quarter          Quarter
-------------------------------------------------------------------------------------------------------
Net sales                                 $2,074,017      $2,016,569       $2,595,364       $2,027,988
Operating profit                              26,660          15,405          102,034           86,461
Net income (loss)                              (843)         (5,771)           56,027           50,456
Diluted earnings (loss) per share            $(0.01)         $(0.04)            $0.37           $ 0.34
Market stock price range:
     High                                     $29.90          $35.13           $47.00           $65.13
     Low                                       15.58           15.53            22.75            35.81
-------------------------------------------------------------------------------------------------------

                                                                     2000
-------------------------------------------------------------------------------------------------------
                                            Fourth           Third           Second            First
                                            Quarter         Quarter          Quarter          Quarter
-------------------------------------------------------------------------------------------------------
Net sales                                 $2,306,489      $2,216,718       $2,155,367       $1,664,006
Operating profit                              92,692          86,549           79,715           62,715
Net income                                    57,010          49,719           49,325           40,681
Diluted earnings per share                    $ 0.38           $0.34           $ 0.34            $0.28
Market stock price range:
     High                                     $58.38          $55.13           $43.16           $28.44
     Low                                       32.75           33.50            19.53            21.13
-------------------------------------------------------------------------------------------------------

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

None

PART III

Item 10: Directors and Executive Officers of the Registrant

The names, ages and positions of the Company's directors and executive officers as of September 15, 2001 are as follows:

             Name        Age                  Position
--------------------------------------------------------------------------------
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

Mr. Shortridge has served as a director since 1992. He is a partner with Paul, Hastings, Janofsky and Walker LLP in Atlanta, Georgia. Mr. Shortridge is a member of the Compensation and Executive Committees and was elected Lead Director in January 2000.

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

Summary Compensation Table

                                                                                Long Term
                                             Annual Compensation               Compensation
                              ---------------------------------------------------------------
                                                                                 Securities
       Name and Principal       Fiscal                          Total Annual     Underlying      All Other
            Position             Year     Salary      Bonus     Compensation       Options     Compensation
------------------------------------------------------------------------------------------------------------
A. Eugene Sapp, Jr.,             2001    $864,000    $998,689     $1,862,689       300,000        $31,346(b)
Chairman & Chief                 2000     777,308   1,967,350      2,744,658       200,000         27,983(b)
Executive Officer                1999     502,012     896,012      1,398,024       120,000         18,072(b)

Robert C. Bradshaw, Chief        2001    $477,000    $649,148     $1,126,148       200,000     $         -0-
Operating Officer &              2000     233,545     417,121        650,666       400,000      1,500,000(a)
President (d)                    1999         -0-         -0-            -0-           -0-               -0-

James E. Moylan, Jr.,            2001    $367,500    $119,712       $487,212       120,000         $4,156(b)
Senior Vice President and        2000     219,648     110,701        330,349       100,000          1,198(b)
Chief Financial Officer (d)      1999         -0-         -0-            -0-           -0-               -0-

George J. King, Executive        2001    $250,000    $159,967       $409,967        90,000         $3,178(b)
Vice President - North           2000     198,405     182,328        380,733        40,000          6,417(b)
America                          1999     181,300     127,518        308,818        40,000          6,709(b)

David J. Dutkowsky,              2001    $180,000     $11,377       $191,377       140,000       $322,406(c)
Executive Vice President -       2000         -0-         -0-            -0-           -0-               -0-
Asia (e)                         1999         -0-         -0-            -0-           -0-               -0-

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

Option Grants in Fiscal 2001

The following table sets forth information regarding stock options granted to the Company's five most highly compensated officers during fiscal year 2001 under the Company's 1994 Stock Option Incentive Plan (the "1994 Plan"), and the 2000 Stock Option Incentive Plan (the "2000 plan"):

                              Number of        % of Total
                             Securities         Options                                          Potential Realizable Value at
                             Underlying        Granted to       Exercise or                       Assumed Annual Rate of Stock
                               Options        Employees in       Base Price      Expiration      Price Appreciation for Option
          Name                 Granted        Fiscal Year         ($/SHE)           Date                      Term
----------------------------------------------------------------------------------------------------------------------------------
A. Eugene Sapp, Jr.                150,000             3.46%          $40.3125       10/26/10       $3,802,847         $9,637,161
                                   150,000             3.46%           18.9900       03/04/11        1,791,409          4,539,775
Robert C. Bradshaw                 100,000             2.31%          $40.3125       10/26/10       $2,535,231         $6,424,774
                                   100,000             2.31%           18.9900       03/04/11        1,194,271          3,026,517
James E. Moylan, Jr.                60,000             1.39%          $40.3125       10/26/10       $1,521,139         $3,854,865
                                    60,000             1.39%           18.9900       03/04/11          716,563          1,815,910
George J. King                      30,000             0.69%          $40.3125       10/26/10         $760,569         $1,927,432
                                    60,000             1.39%           18.9900       03/04/11          716,563          1,815,910
David J. Dutkowsky                 100,000             2.31%          $27.9375       10/26/10       $1,756,974         $4,452,518
                                    40,000             0.92%           18.9900       03/04/11          477,708          1,210,607

The assumed annual rates of appreciation of five and ten percent would result in the price of the Company's common stock increasing as follows by the end of the option term:

          Name              Option Price             5%               10%
-------------------------------------------------------------------------------
A. Eugene Sapp, Jr.               $40.3125             $25.35            $64.25
                                   18.9900              11.94             30.27
Robert C. Bradshaw                $40.3125             $25.35            $64.25
                                   18.9900              11.94             30.27
James E. Moylan, Jr.              $40.3125             $25.35            $64.25
                                   18.9900              11.94             30.27
George J. King                    $40.3125             $25.35            $64.25
                                   18.9900              11.94             30.27
David J. Dutkowsky                $27.9375             $17.57            $44.53
                                   18.9900              11.94             30.27

Aggregated Option Exercises in Fiscal Year 2001 and Fiscal Year-End Option
Values

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

                       Number of
                        Shares                                                        Value of Unexercised In-the
                       Acquired                         Number of Unexercised        Money Options at Fiscal Year
                          on         Value            Options at Fiscal Year End                   End
          Name         Exercise     Realized       Exercisable      Unexercisable    Exercisable     Unexercisable
-----------------------------------------------------------------------------------------------------------------------
A. Eugene Sapp, Jr.            --   $     --         888,000             436,000    $ 11,674,800        $1,671,075
Robert C. Bradshaw             --   $     --         200,000             400,000    $    130,200         $ 520,800
James E. Moylan, Jr.           --   $     --          64,000             156,000    $     78,120         $ 312,480
George J. King                 --   $     --         138,800             120,800    $  1,076,770         $ 554,755
David J. Dutkowsky             --   $     --          28,000             112,000    $     52,080         $ 208,320

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

                                           Amount Beneficially
 Name and Address of Beneficial Owner              Owned         Percent of Class (1)
-------------------------------------------------------------------------------------
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

                                        Aggregate Number of    Percentage of
                                        Shares Beneficially        Shares
       Name                                   Owned             Outstanding
----------------------------------------------------------------------------

Olin B. King                                 3,351,500(1)              2.3%
A. Eugene Sapp, Jr.                         1,130,464 (2)                 *
Robert C. Bradshaw                            200,000 (3)                 *
James E. Moylan, Jr.                           70,000 (4)                 *
George King                                   138,800 (5)                 *
David J. Dutkowsky                             28,000 (6)                 *
Howard H. Callaway                              70,931(7)                 *
G. Robert Tod                                   25,771(8)                 *
William E. Fruhan                               33,587(9)                 *
Jackie M. Ward                                 25,066(10)                 *
Wayne Shortridge                               18,419(11)                 *
David A. Jones                                  1,367(12)                 *
Dr. Shirley A. Jackson                          1,162(13)                 *
All Directors and Executive
Officers as a group (15 persons)            5,151,067(14)              3.5%

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

None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Index to exhibits, financial statements and schedules

1. Financial Statements
     The following consolidated financial statements of the registrant are included in Item 8:
       Consolidated Balance Sheets as of June 30, 2001, and 2000
       For the years ended June 30, 2001, 2000, and 1999:
         Consolidated Statements of Income
         Consolidated Statements of Shareholders' Equity
         Consolidated Statements of Cash Flows
         Consolidated Statements of Comprehensive Income
      Notes to Consolidated Financial Statements
      Report of Ernst & Young LLP, Independent Auditors

2. Schedules

Schedule of Accounts Receivable Allowances (amounts in thousands)

                    Balance at                   Charged to
                   Beginning of    Effect of     Costs and     Deductions/Write-   Balance at End
 Year ended:          Year       Acquisitions    Expenses            offs              of Year
-------------------------------------------------------------------------------------------------

June 30, 2001        $ 7,233        $1,371        $ 9,491         $ (5,688)            $12,407
June 30, 2000         12,630            --          4,678           10,075               7,233
June 30, 1999         11,100            --             (1)              (1)             12,630

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

21          Subsidiaries of Registrant.

23          Consent of Independent Auditors

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the period March 26, 2001 to June 30, 2001. On July 16, 2001 and August 13, 2001 the Company filed reports on Form 8-K concerning the Company's definitive merger agreement with Sanmina Corporation, providing for a merger of the Company with a wholly owned subsidiary of Sanmina, pursuant to which each outstanding share of the Company's common stock will be converted into 1.36 shares of Sanmina common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Registrant's Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SCI SYSTEMS, INC.

Date: October 30, 2001         By: /s/ A. Eugene Sapp, Jr.
                                   ------------------------------------
                                   A. Eugene Sapp, Jr.
                                   Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the registrant's Annual Report on Form 10-K report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      DATE            SIGNATURE                            TITLE

October 30, 2001    /s/ A. Eugene Sapp, Jr.       Chairman and
                    ---------------------------
                    A. Eugene Sapp, Jr.           Chief Executive Officer

October 30, 2001    /s/ James E. Moylan, Jr.      Senior Vice President and
                    ---------------------------   Chief Financial Officer
                    James E. Moylan, Jr.          (Principal Financial Officer)

October 30, 2001    /s/ John M. Noll              Assistant Vice President and
                    ---------------------------   Corporate Controller
                    John M. Noll                  (Principal Accounting Officer)

October 30, 2001    /s/ William E. Fruhan         Director
                    ---------------------------
                    William E. Fruhan

October 30, 2001    /s/ Olin B. King              Director
                    ---------------------------
                    Olin B. King

October 30, 2001    /s/ Wayne Shortridge          Director
                    ---------------------------
                    Wayne Shortridge

October 30, 2001    /s/ G. Robert Tod             Director
                    ---------------------------
                    G. Robert Tod

October 30, 2001    /s/ Jackie M. Ward            Director
                    ---------------------------
                    Jackie M. Ward

October 30, 2001    /s/ David E. Jones            Director
                    ---------------------------
                    David E. Jones

October 30, 2001    /s/ Dr. Shirley A. Jackson    Director
                    ---------------------------
                    Dr. Shirley A. Jackson