Form 10-Q
period 2001-09-30
SCI SYSTEMS INC
filed 2001-11-14
CIK 87744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

                                   (Mark One)
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       Or

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to _____________

                          Commission file Number 0-2251

                                SCI SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                            63-0583436
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2101 West Clinton Avenue, Huntsville, AL                         35805
(Address of principal executive offices)                         (Zip Code)

--------------------------------------------------------------------------------

                                  256-882-4800
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class                                 Outstanding at November 9, 2001
----------------------------                     -------------------------------
Common Stock, $.10 par value                            147,267,884 shares

Table of Contents

Part I. Financial Information

Item 1. Interim Financial Statements
          Condensed Consolidated Balance Sheets .............................  3
          Condensed Consolidated Statements of Operations ...................  4
          Condensed Consolidated Statements of Cash Flows ...................  5
          Notes to Condensed Consolidated Financial Statements ..............  6
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ........................................... 12
Item 3. Quantitative and Qualitative Disclosures About Market Risk .......... 16

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K .................................... 17
Signature ................................................................... 18
Exhibit Index ............................................................... 19

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                                SCI Systems Inc.
                      Condensed Consolidated Balance Sheets

                                                                              September 30, 2001    June 30, 2001
(In thousands of dollars except share data)                                       (Unaudited)             *
-----------------------------------------------------------------------------------------------------------------
Assets
Current Assets
Cash and cash equivalents                                                         $    53,503       $   106,468
Accounts receivable                                                                   891,327           840,352
Inventories                                                                         1,466,763         1,545,660
Refundable and deferred federal and foreign income taxes                               41,668            16,044
Assets held for sale                                                                   13,684            13,684
Other current assets                                                                   79,947            97,646
                                                                                -------------------------------
Total Current Assets                                                                2,546,892         2,619,854
Property, Plant and Equipment, net of accumulated depreciation and amortization
   of  $699,082 at September 30, 2001 and $667,043 at June 30, 2001                   692,518           714,701

Goodwill, Contract, and Other Intangibles, net of accumulated amortization
   of $62,191 at September 30, 2001 and $60,691 at June 30, 2001                      736,297           623,570
Other Noncurrent Assets                                                                58,598            50,104
                                                                                -------------------------------
Total Assets                                                                      $ 4,034,305       $ 4,008,229
                                                                                ===============================

Liabilities and Shareholders' Equity
Current Liabilities
Current maturities of long-term debt                                              $    20,915       $    25,588
Accounts payable and accrued expenses                                                 893,579           946,400
Accrued payroll and related expenses                                                   63,329            68,758
Federal, foreign, and state income taxes                                                2,389            18,429
                                                                                -------------------------------
Total Current Liabilities                                                             980,212         1,059,175

Deferred Income Taxes                                                                  44,310            34,770

Noncurrent Employee Benefits                                                           36,166            42,072

Other Noncurrent Liabilities                                                            1,750             2,434
Long-Term Debt
Industrial revenue bonds                                                               12,872            12,900
Long-term notes                                                                       980,425           828,019
Convertible subordinated notes                                                        564,711           564,242
                                                                                -------------------------------
Total Long-Term Debt                                                                1,558,008         1,405,161
                                                                                                              -
Shareholders' Equity
Preferred stock, 500,000 shares authorized but unissued                                    --                --
Common stock, $.10 par value: authorized 500,000,000 shares: issued
   147,266,299 shares at September 30, 2001 and 147,132,428
   shares at June 30, 2001                                                             14,727            14,713
Capital in excess of par value                                                        537,518           534,949
Retained earnings                                                                     938,630         1,000,400
Accumulated other comprehensive loss:
  Cumulative translation adjustment                                                   (28,859)          (33,800)
  Unrealized holding loss on investment                                                    --            (1,300)
Shares held in Rabbi Trusts - 231,910 shares at September 30, 2001
 and 230,118 shares at June 30, 2001, at cost                                          (5,915)           (8,103)
Treasury stock - 884,045 shares at cost                                               (42,242)          (42,242)
                                                                                -------------------------------
Total Shareholders' Equity                                                          1,413,859         1,464,617
                                                                                -------------------------------
Total Liabilities and Shareholders' Equity                                        $ 4,034,305       $ 4,008,229
                                                                                ===============================

See notes to condensed consolidated financial statements

* Derived from audited financial statements, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                SCI Systems Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                  Quarter Ended:
                                                           September 30,    September 24,
(In thousands of dollars except share and per share data)       2001            2000
-----------------------------------------------------------------------------------------
Net sales                                                     $1,772,664       $2,027,988
Cost of sales                                                  1,713,550        1,898,530
                                                           ------------------------------
Gross profit                                                      59,114          129,458

Selling and administrative expenses                               37,384           35,008
Credit charges                                                    31,804               --
Asset impairment charges                                          45,500               --
Intangibles amortization                                           1,500            7,989
                                                           ------------------------------

Operating Income (Loss)                                          (57,074)          86,461

Other income (expense):
  Interest expense (net of interest income of $1,139
    in fiscal year 2002, and $1,887 in fiscal year 2001)         (22,584)         (13,647)
  Investment write offs                                           (8,700)              --
  Other, net                                                         449            2,493
                                                           ------------------------------

Income (Loss) Before Income Taxes                                (87,909)          75,307

Income taxes                                                     (26,139)          24,851
                                                           ------------------------------

Net Income (Loss)                                             $  (61,770)      $   50,456
                                                           ==============================

Earnings (loss) per share:
  Basic                                                           ($0.42)           $0.34
  Diluted                                                         ($0.42)           $0.34

Weighed average number of shares used in computation:
  Basic                                                      146,093,215      146,900,388
  Diluted                                                    146,093,215      159,515,092

See notes to condensed consolidated financial statements

                                SCI Systems Inc.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                          September 30, September 24,
(In thousands of dollars)                                     2001           2000
-------------------------------------------------------------------------------------
Operating Activities
Net income (loss)                                           $ (61,770)   $  50,456
Adjustments to reconcile net income to net cash
   provided by (used for) operations:
   Depreciation and amortization                               36,487       42,835
   Asset impairment charges and investment write-offs          54,200           --
   Deferred income taxes                                        9,547      (28,314)
Changes in current assets and liabilities:
   Accounts receivable                                        (50,925)     (92,443)
   Inventories                                                144,006     (101,454)
   Refundable income taxes                                    (25,630)      (1,763)
   Other current assets                                        19,011      (11,179)
   Accounts payable and accrued expenses                      (58,330)      30,737
   Income taxes                                               (16,032)       4,373
Other non cash items - net                                      4,703       32,394
                                                            -------------------------
Net Cash Provided by (Used for) Operating Activities           55,267      (74,358)

Investing Activities
Purchase of property, plant and equipment                     (35,823)     (43,709)
Net cash paid for acquisitions                               (200,433)     (52,779)
Increase in noncurrent assets                                 (21,023)      (1,920)
                                                            -------------------------
Net Cash Used for Investing                                  (257,279)     (98,408)

Financing Activities
Payments on long-term debt                                   (398,712)    (317,379)
Proceeds from long-term debt                                  545,836      430,875
Issuance of common stock, net of treasury stock purchases       1,863      (22,120)
                                                            -------------------------
Net Cash Provided by Financing Activities                     148,987       91,376

Effect of exchange rate changes on cash                            60        4,286
                                                            -------------------------
Net decrease in cash and cash equivalents                     (52,965)     (77,104)

Cash and cash equivalents at beginning of period              106,468      166,759
                                                            -------------------------
Cash and cash equivalents at end of period                  $  53,503    $  89,655
                                                            =========================

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements
September 30, 2001
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SCI Systems, Inc. (the "Company") and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions. The financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the results for the period, have been made.

The results of operations for the quarter ended September 30, 2001, are not necessarily indicative of the results of operations for the year ending June 30, 2002. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

Certain amounts from prior periods have been reclassified to conform to the fiscal 2002 presentation.

Note B - Adoption of New Financial Accounting Standards

The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities in July 2000, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation in fiscal 2001 as well. There were no material differences in the Company's financial statement presentation as a result of these adoptions.

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations (FAS 141) and No. 142, Goodwill and Other Intangible Assets (FAS 142). These standards change the accounting for business combinations by, among other things, eliminating pooling-of-interests accounting, and requiring a change in the method of expensing goodwill and certain intangible assets with an indefinite useful life. Goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment rather than periodic amortization. The new standards were effective for the Company in the first quarter of fiscal year 2002. As of July 1, 2001, the Company ceased periodic amortization of goodwill and certain other intangibles. Based on the current levels of such intangibles, this adoption reduced the amortization expense by approximately $9.3 million for the first quarter of fiscal 2002. Goodwill and contract intangibles amortization expense for the first quarter of fiscal 2002 was $1.5 million, compared to $8.0 million for the first quarter of fiscal 2001. The Company has not completed its assessment of the impact that Statement 142 will have on the carrying value of goodwill and other intangible assets for fiscal 2002.

In August 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined what effect this statement will have on its financial statements.

Also in August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This new statement also supersedes certain aspects of APB 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB
30). In addition, more disposals may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its financial statements.

Note C - Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

                                                         Quarter Ended
                                               September 30,      September 24,
(In thousands of dollars)                           2001              2000
                                               --------------------------------

Net income (loss)                                $(61,770)          $ 50,456

Net currency translation gain/(loss)                5,849             (9,861)
Realized holding loss on investments                2,000                 --
Income tax (expense) benefit                       (1,607)             2,721
                                               --------------------------------
Total other comprehensive income (loss)             6,242             (7,140)

                                               --------------------------------
Comprehensive income (loss)                      $(55,528)          $ 43,316
                                               ================================

The Company holds a minority interest in Uniwill Computer Corporation (Uniwill), a Taiwanese notebook computer company. The investment in Uniwill was accounted for as an available-for-sale security at fair value. During fiscal year 2001, the investment in Uniwill was written down to its current estimated market value based upon a pending merger with a publicly traded entity. The market valuation adjustment, net of tax, of $1.3 million was reflected in other comprehensive income in fiscal 2001. In the first quarter of fiscal 2002 the pending merger fell through and the Company now accounts for the investment in Uniwill under the cost method. In the first quarter of fiscal 2002, the Company recognized a permanent impairment charge related to the investment in Uniwill of $5.0 million.

Note D - Changes in Amount Outstanding of Securities or Indebtedness

Total unused credit facilities available to the Company at September 30, 2001, approximated $325.0 million. Outstanding borrowings under the Company's various bank agreements were $284.0 million at September 30, 2001, compared to $140.0 million at June 30, 2001. At September 30, 2001, the Company was in technical violation of two financial covenants under its $100,000,000 Senior Notes Agreement. On November 14, 2001, the Company received a waiver of the violations as of September 30, 2001, from a majority of the noteholders. The amount of outstanding debt under this agreement that is classified as long-term at September 30, 2001 is $66.7 million.

The Company has an asset securitization agreement that allows it to sell up to $210.0 million of certain accounts receivable. The agreement expires in December 2001. Certain accounts receivable can be sold under the agreement with limited recourse, limited to standard representations and warranties. The purchaser bears the credit risk on sold receivables. As funds are collected, additional eligible receivables may be sold to bring the outstanding balance to the desired level. The Company retains servicing responsibilities for sold receivables for which it receives annual servicing fees approximating 0.50% of the sold amount. At September 30, 2001, $175.3 million of receivables had been sold under this agreement compared to $171.2 million at June 30, 2001. A commitment fee is paid on the unused portion, together with a usage fee.

Note E - Earnings per Share

Basic earnings per share are computed by dividing reported net income for the period by the weighted average number of shares of common stock outstanding during the period. A reconciliation of the net income and weighted average number of shares used for the diluted earnings per share computations follows:

                                                                              Quarter Ended
                                                                  September 30,           September 24,
(In thousands of dollars, except share and per share data)            2001                    2000
                                                                ----------------------------------------
Net income (loss)                                                 $    (61,770)          $     50,456

Add back after-tax interest expense for convertible
  subordinated notes                                                        --                  3,140
                                                                ----------------------------------------
Adjusted net income (loss)                                             (61,770)                53,596

Weighted average number of shares outstanding during
  period                                                           146,093,215            146,900,388

Dilutive effect if stock options were exercised                             --              2,388,846

Dilutive effect if outstanding convertible subordinated
  notes were converted                                                      --             10,225,858
                                                                ----------------------------------------

Weighted average number of shares assuming dilution                146,093,215            159,515,092

                                                                ----------------------------------------
Diluted earnings (loss) per share                                 $      (0.42)          $       0.34
                                                                ========================================

The effect of the outstanding convertible notes for the three months ended September 30, 2001, was antidilutive. The number of shares for the diluted earnings per share for the three months ended September 30, 2001, excludes incremental shares related to stock options as they were also antidilutive.

Note F - Treasury Stock Transactions

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

Note G - Acquisitions

In August 2001, the Company and Nokia UK Ltd completed an asset purchase agreement providing for the Company's acquisition of Nokia UK Ltd's Camberley, U.K. test and repair center. The Company had previously purchased certain manufacturing assets from Nokia at this location. The Company and Nokia entered into a multi-year repair service agreement and other related agreements. Under the repair service agreement, SCI will provide wireless diagnostics, testing and repair services to Nokia for its mobile communication base station products located in Europe, the Middle East and Africa.

In August 2001, the Company and Nortel Networks, Inc. completed an asset purchase agreement providing for the Company's purchase of certain manufacturing equipment and inventory located at Nortel Network's Boston, Massachusetts' systems house. The Company and Nortel Networks entered into a multi-year supply agreement under which SCI will manufacture certain related products for Nortel Networks at the Company's existing production facilities.

On August 31, 2001, the Company entered into an asset purchase agreement for certain manufacturing equipment and inventory with Nortel Networks, Ltd. and Nortel Networks, U.K., Ltd. for the purchase of certain of their assets located in St. Laurent, Quebec and Monkstown, Northern Ireland. The St. Laurent transaction closed on September 28, 2001 and the Company anticipates that the Monkstown transaction will close in November 2001. The Company will produce certain related communication assemblies at its existing facilities.

On September 28, 2001, pursuant to an asset purchase agreement and related agreements with International Business Machines Corporation, or IBM, and IBM Japan Limited, or IBM Japan, the Company acquired IBM's design and product testing and engineering and electronic manufacturing services, or EMS, operations based in Yasu, Japan.

In connection with the acquisition, the Company and IBM entered into multi-year supply agreements under which the Company will provide to IBM card design and product testing and engineering services, fulfillment and manufacturing coordination, and EMS services for products developed by IBM's Storage Technology and Personal Computer Divisions, including mobile computing products. The products to be supplied by the Company include certain electronic cards for IBM's ThinkPad(R) computers and storage devices. The Company will design and coordinate the manufacture of electronic cards for IBM as an IBM preferred supplier, but is required to remain competitive under terms described in the supply agreements, which relate primarily to market terms for price, delivery and quality of product.

As part of the acquisition, the Company also agreed to use certain employees of IBM Japan under employment arrangements, which may last two or three years. After that period, the Company may retain certain employees of IBM Japan. The companies also entered into other transition service arrangements.

The purchase prices for the aforementioned acquisitions were preliminarily allocated to the assets acquired based on the relative fair values of the assets at the date of the acquisitions. The assets acquired included inventory and equipment necessary to support the relevant manufacturing agreements, manufacturing agreements, intellectual properties, customer relationships and other intangibles. These acquisitions have not been considered by the Company to be an acquisition of a business under the Securities and Exchange Commission Regulation S-X as there was not a sufficient continuity of the OEM operation's prior business relationships. These assets were acquired from our customer to support the relevant manufacturing agreement and are now revenue producing assets for the Company, which represents a significant change in the use of the assets acquired. In general, the assets acquired will be producing evolving product lines for our customers. The values of the intangible assets assigned to underlying manufacturing agreements are based on the expected operating profit to be made during the initial term of the agreements, normally three to five years with a one-year extension. The manufacturing agreements include standard industry terms and require the Company to provide design, manufacturing and distribution services for the products previously described.

Assets acquired in the aforementioned acquisitions approximated the following amounts:

(in thousands of dollars)                                 2002

Tangible assets                                         $ 86,206
Contract and other intangible assets                     114,227
                                                        --------
                                                        $200,433
                                                        ========

The total of the tangible, contract and other intangible assets acquired approximates the total purchase price for the acquisitions described above.

Note H - Cost of Sales Associated with Plant Closures and Conversions

During fiscal year 2001's third quarter, the Company adopted a capacity reduction program that has and will continue to result in some plant consolidations, closures and expansion and workforce reductions to align its capacity with customer forecast and evolving opportunities. These activities are in direct response to current market conditions, reduced growth of personal computer activities, a rapid shift in business mix in favor of communications and enterprise computing, as well as growth in the Company's foreign activities. During the first quarter of fiscal 2002, the Company announced a more aggressive plan to reduce capacity and to take related and other appropriate charges in response to continued market softness, especially in telecommunications, and the risk of deteriorating financial strength within its customer base.

Closure plans were announced and completed for three domestic plants in Alabama, California and North Carolina and one plant in Mexico during the second half of fiscal 2001, together with consolidation of a plant in Colorado into another nearby plant. In addition, the Company began converting two domestic plants in California and New Hampshire from full production to new product introduction centers. The plant conversions are expected to be completed in the first half of fiscal 2002. In addition, the Company has tentatively identified five additional plants to be closed. However, closure plans have not been communicated to the affected employee groups and therefore no exit costs were accrued during the first quarter of fiscal 2002. Cost of sales in excess of sales related to these facilities were approximately $21,636,000 for the first quarter of fiscal 2002. These activities are not expected to have a significant negative impact on future revenues, as existing customer contracts will be moved to other facilities. Exit costs related to capacity reduction activities announced in fiscal 2001 are discussed in Note I below.

Note I - Restructuring Charges

The following is a summary of the activity related to restructuring charges associated with the Company's capacity reduction program described in Note H above:

                                                                              Provision                  Balance at
                                                Nature of      Balance at     Charged to      Charges    September
(in thousands of dollars)                        Charges      June 30, 2001   Operations      Utilized    30, 2001
                                             ----------------------------------------------------------------------
Cash and Non-Cash Provisions:

Employee severance and related expenses      Cash               $13,959       $       --      $6,397      $7,562
Other restructuring costs                    Cash/Non-Cash        3,848               --       1,526       2,322
                                                              -----------------------------------------------------
                                                                $17,807       $       --      $7,923      $9,884
                                                              =====================================================

In connection with the facility closures and conversions, the Company developed formal plans to involuntarily terminate employees. The Company identified 3,233 employees to be involuntarily terminated related to the facility closures and conversions. The majority of employees identified to be involuntarily terminated were production related employees primarily paid on an hourly basis. The identified employees were located in the United States, Canada, Europe and Mexico. As of September 30, 2001, 3,123 employees have been terminated, and another 110 employees have been notified that they are to be terminated upon completion of the facility closures and consolidations. During the first quarter of fiscal 2002, the Company paid employee termination costs of approximately $6,397,000. The remaining $7,562,000 of employee termination costs is classified as accrued expenses as of September 30, 2001 and is expected to be paid during fiscal 2002.

Other restructuring costs primarily related to items such as building and equipment lease termination costs, facility relocation costs, and payments to suppliers and vendors to terminate agreements and were incurred directly as a result of the capacity reduction program. The activities described above are anticipated to be completed by the second quarter of fiscal 2002.

Note J - Asset Impairment Charges

As discussed in Note H, during the first quarter of fiscal 2002, the Company announced a more aggressive plan to reduce capacity and to close additional plants. The Company reviewed the carrying value of manufacturing equipment at plants identified to be closed and plants with significant excess capacity. In conjunction with this review the Company recognized long-lived asset impairment charges of $45,500,000, which related to property, plant and equipment associated with the planned plant closures, written down to their net realizable value based on their estimated market value. Certain assets will remain in service until their anticipated disposal dates pursuant to the planned exit plans. Since the assets will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the assets are being depreciated over this expected period. The impaired long-lived assets charge consisted primarily of $36,300,000 for machinery and equipment and $9,200,000 for buildings and improvements.

Note K - Merger with Sanmina Corporation

On July 13, 2001, the Company entered into a definitive merger agreement with Sanmina Corporation, providing for a merger of the Company with a wholly-owned subsidiary of Sanmina, pursuant to which each outstanding share of the Company's common stock will be converted into 1.36 shares of Sanmina common stock. The transaction, which is subject to the approval of Sanmina's and the Company's stockholders and certain U.S. and international regulatory authorities, is expected to close in the fourth calendar quarter of 2001. The merger is to be voted on by the Company's shareholders on December 6, 2001.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Except for historical information contained herein, the matters discussed in this report on Form 10-Q are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. From time to time the Company may publish or express forward-looking statements, including those herein, relating to such matters as anticipated financial performance, charges associated with the Company's capacity reduction programs, product sector sales, business prospects and outlook, plant expansions, foreign sales and currency risks, technological developments, price competition, operating margins, liquidity, and similar matters. Such statements generally contain the words "may", "believes", "anticipates", "estimates", "expects", and words of similar import. In compliance with such safe harbor terms, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from past performance or from anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may cause actual results to differ materially include component availability and pricing, management of growth, intense competition, plant startup, capacity reduction and transition cost, customer and product concentration, customer order flow, technological changes, trends in selling prices for the Company's customers' products, foreign currency fluctuations, projected capital expenditures, including potential delays in expansion or construction of plants, qualitative market risk disclosures, and other similar statements and risks described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. All forward-looking and cautionary statements in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk.

Results of Operations

The following table sets forth for the three months ended September 30, 2001 and September 24, 2000, certain items as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in this Form 10-Q.

                                                               Quarter Ended
                                                         September 30,   September 24,
                                                             2001           2000
                                                         -----------------------------
Net sales                                                      100.00%         100.00%
Cost of sales                                                   96.67           93.62
                                                         -----------------------------
Gross profit                                                     3.33            6.38
Selling and administrative expenses                              2.11            1.73
Credit charges                                                   1.79              --
Asset impairment charges                                         2.57              --
Goodwill and contract intangibles amortization expense           0.08            0.39
                                                         -----------------------------
Operating income (loss)                                         (3.22)           4.26
Net interest expense                                            (1.27)          (0.67)
Investment write-offs                                           (0.49)             --
Other income (expense)                                           0.02            0.12
                                                         -----------------------------
Income (loss) before income taxes                               (4.96)           3.71
Income tax expense (benefit)                                    (1.48)           1.22
                                                         -----------------------------
Net income (loss)                                               (3.48)%          2.49%
                                                         =============================

Net Sales

Sales for the first quarter of fiscal 2002 were $1.8 billion, a 12.6% decrease from the $2.03 billion in fiscal 2001's first quarter. During the first quarter of fiscal 2002, unit shipments decreased and average selling prices declined. In general, the Company passes component price increases and decreases on to customers in the form of higher or lower selling prices, and the reduction in component prices that occurred during the first quarter of fiscal 2002 was the primary reason for the lower average unit selling price during the quarter. Beginning in the third quarter of fiscal 2001, the Company and the entire EMS industry were impacted by numerous order reductions and cancellations, with the most dramatic changes coming from the communications market sector. This trend continued into the first quarter of fiscal 2002. Because of the continuous change in mix of specific board level and other subassemblies manufactured by the Company for its customers and the timing of procurement of electronic components, the exact impact of component price changes on sales is difficult to measure with precision. An example of the component-pricing environment impacting average selling prices during the first quarter of fiscal 2002 was the declining price of high-end microprocessors for personal computers. The unit purchase price for such a microprocessor declined approximately 28% from the first quarter of fiscal 2001 to the first quarter of fiscal 2002. Tantalum capacitors pricing declined approximately 21% from the first quarter of fiscal 2001 to the first quarter of fiscal 2002.

The Company has been focused over the last two fiscal years on increasing its penetration to both communications and high-end computing and has been very successful to penetrating these markets. The current slowdown in communications end markets that impacted the results of the second half of fiscal 2001 continues to impact fiscal 2002 results, but the Company expects that when the end markets recover, the changed business mix will significantly enhance the Company's future performance. Estimates of the time when recovery may occur in the Company's customers' end markets have continually been pushed out over the last several months. The Company continually evaluates the carrying value of its long-lived assets and the credit risk associated with accounts receivable and inventory of specific customers to determine if any permanent impairment has occurred as a result changes in estimated market recovery time.

Gross Profit

Gross profit varies from period to period and is affected by a number of factors as discussed above and below.

Gross profit declined to $59.1 million in the first quarter of fiscal 2002 from $129.5 million in the first quarter of fiscal 2001. As a percentage of sales gross profit declined to 3.33% in the first quarter of 2001 from 6.38% in 2000. Over the past two years the Company has reduced the proportion of its revenues represented by lower margin final assembly of personal computers and increased the proportion of revenues represented by higher margin telecommunication products. Beginning in the second half of fiscal 2001, pricing pressure from customers and lower industry capacity utilization negatively affected gross profit.

During the third quarter of fiscal 2001, the Company adopted a capacity reduction program that has and will continue to result in some plant consolidations, closures and expansion, and workforce reductions to align its capacity with customer forecast and evolving opportunities. These activities are in direct response to current market conditions, reduced growth of personal computer activities, a rapid shift in business mix in favor of communications and enterprise computing, as well as growth in the Company's foreign activities. During the first quarter of fiscal 2002, the Company announced a more aggressive plan to reduce capacity and to take related and other appropriate charges in response to continued market softness, especially in telecommunications, and the risk of deteriorating financial strength within its customer base.

Closure plans were announced and completed for three domestic plants in Alabama, California and North Carolina and one plant in Mexico during the second half of fiscal 2001, together with consolidation of a plant in Colorado into another nearby plant. In addition, the Company began converting two domestic plants in California and New Hampshire from full production to new product introduction centers. The plant conversions are expected to be completed in the first half of fiscal 2002. In addition, the Company has tentatively identified five additional plants to be closed. However, closure plans have not been communicated to the affected employee groups and therefore no exit costs were accrued during the first quarter of fiscal 2002. Cost of sales in excess of sales related to these facilities was approximately $21,636,000 for the first quarter of fiscal 2002. These activities are not expected to have a significant negative impact on future revenues.

Selling and Administrative Expenses

Selling and administrative expenses increased to $37.4 million in the first quarter of fiscal 2002, from $35.0 million in the first quarter of fiscal 2001. The increase in selling and administrative expenses was primarily due to expanded investment in infrastructure such as supply-chain management, marketing, and other related corporate and administrative expenses as well as information systems necessary to support growth and customer demands for higher service levels.

Credit Charges

Beginning in the second half of fiscal 2001 and continuing in the first quarter of fiscal 2002, the general industry and economic recession negatively impacted the creditworthiness of certain customers. A substantial portion of the Company's inventory is covered under take or pay contracts with its customers, which require the customer to pay the Company for any components not converted to products. Demand for electronic products has declined significantly since the second half of fiscal 2001. In the first quarter of fiscal 2002, the Company incurred charges for accounts receivable and inventory related to credit exposure of $31.8 million. If demand for electronic products remains at low levels or the Company is unable to fully enforce the take or pay contracts with its customers, the Company may recognize additional charges.

Asset Impairment Charges

As discussed above, during the first quarter of fiscal 2002, the Company announced a more aggressive plan to reduce capacity and to close additional plants in response to industry conditions. The Company reviewed the carrying value of manufacturing equipment at plants identified to be closed and plants with significant excess capacity. In conjunction with this review the Company recognized long-lived asset impairment charges of $45,500,000, which related to property, plant and equipment associated with the planned plant closures written down to their net realizable value based on their estimated sales market values. Certain assets will remain in service until their anticipated disposal dates pursuant to the planned exit plans. Since the assets will remain in service from the date of the decision to dispose of these assets to the anticipated disposal date, the assets are being depreciated over this expected period. The impaired long-lived assets charge consisted primarily of $36,300,000 for machinery and equipment and $9,200,000 for buildings and improvements.

Restructuring Charges

The following is a summary of the activity related to restructuring charges associated with the Company's capacity reduction program described above:

                                                                              Provision                 Balance at
                                               Nature of       Balance at     Charged to     Charges    September
(in thousands of dollars)                       Charges      June 30, 2001    Operations     Utilized    30, 2001
                                             ---------------------------------------------------------------------
Cash and Non-Cash Provisions:

Employee severance and related expenses      Cash               $13,959       $       --      $6,397      $7,562
Other restructuring costs                    Cash/Non-Cash        3,848               --       1,526       2,322
                                                            ------------------------------------------------------
                                                                $17,807       $       --      $7,923      $9,884
                                                            ======================================================

In connection with the facility closures and conversions, the Company developed formal plans to involuntarily terminate employees. The Company identified 3,233 employees to be involuntarily terminated related to the facility closures and conversions. The majority of employees identified to be involuntarily terminated were production related employees primarily paid on an hourly basis. The identified employees were located in the United States, Canada, France and Mexico. As of September 30, 2001, 3,123 employees have been terminated, and another 110 employees have been notified that they are to be terminated upon completion of the facility closures and consolidations. During the first quarter of fiscal 2002, the Company paid employee termination costs of approximately $6,397,000. The remaining $7,562,000 of employee termination costs is classified as accrued expenses as of September 30, 2001 and is expected to be paid during fiscal 2002.

Other restructuring costs primarily related to items such as building and equipment lease termination costs, facility relocation costs, and payments to suppliers and vendors to terminate agreements and were incurred directly as a result of the realignment program. The activities described above are anticipated to be completed by the third quarter of fiscal 2002.

Additional pretax infrequent and special charges of approximately $200 million could be incurred in the first half of fiscal 2002 when the Company expects to further reduce its capacity, although the Company has made no final decisions currently regarding further programs.

Goodwill and Contract Intangibles Amortization Expense

Goodwill and contract intangibles amortization expense for the first quarter of fiscal 2002 was $1.5 million, compared to $8.0 million for the first quarter of fiscal 2001. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. This standard requires a change in the method of expensing goodwill and certain intangible assets with an indefinite useful life. Goodwill and intangible assets deemed to have an indefinite useful life are now subject to an annual review for impairment rather than periodic amortization. Lower intangible amortization is due to the adoption of the standard. Amortization expense for first fiscal quarter consists of amortization of intangibles with a definite life as defined under the new standard.

Operating Income (Loss)

Loss from operations was ($57.1) million in the first fiscal quarter of 2002 compared to operating income of $86.5 million in the first fiscal quarter of 2001. The decline of $143.5 million is due to the factors described above.

Net Interest Expense

Net interest expense increased, both in amount and as a percent of sales, in fiscal 2002, primarily as a result of increased financings to fund acquisitions and increased working capital.

Investment Write Offs

In the first quarter of fiscal 2002, the Company realized impairment writedowns on two investments totaling $8.7 million. These investments are accounted for under the cost method of accounting and the Company deemed their decline in value to be permanent.

Income Tax Expense (Benefit)

The effective income tax rate (29.7% benefit in 2002 and 33.0% expense in 2001) differs from the U.S. statutory rate primarily due to the effect of state income taxes, offset by lower taxes on foreign earnings considered permanently invested. In addition, the effective tax benefit for the first quarter of fiscal 2002 was reduced from the previous quarterly rate of 33.0%, as the Company did not record a benefit for capital losses recognized as a result of the impairment of certain investments described above.

Net Income (Loss)

For the first quarter of fiscal 2002, the Company reported a net loss of ($61.8) million, compared to net income of $50.5 million for the first quarter of fiscal 2001. The decline of $112.3 million is a result of the factors described above. Basic and diluted loss per share for the first fiscal quarter of 2002 was ($.42) compared to earnings per share of $.34 for the same period of fiscal 2001.

Capital Resources and Liquidity

The Company generated $55.3 million of cash from operations in the first quarter of fiscal 2002 compared to cash used in operations of $74.4 million in the same period of fiscal 2001. Accounts receivable sold under the asset securitization program (included in the accounts receivable change reflected in operations) decreased from $257.0 million during the first quarter of fiscal 2001 to $175.3 million during the same period of fiscal 2002. The primary factor contributing to positive cash flow for the current quarter was the reduction in inventories. Investing activities required cash of $257.3 million in the first quarter of fiscal 2002 compared to $98.4 million in the first quarter of fiscal 2001 due to the increased acquisition expenditures. Investing activities were principally funded by increased borrowing in each of the first quarters of fiscal 2002 and 2001.

Capital expenditures in fiscal 2002 are currently expected to be somewhat lower than in fiscal 2001. The Company believes it can adequately fund such capital expenditures and its foreseeable working capital requirements.

Available liquidity at September 30, 2001, was $325.0 million in available credit and $53.5 million in cash and cash equivalents. At September 30, 2001, the Company was in technical violation of two financial covenants under its $100,000,000 Senior Notes Agreement. On November 14, 2001, the Company received a waiver of the violations as of September 30, 2001, from a majority of the noteholders. The amount of outstanding debt under this agreement that is classified as long-term at September 30, 2001 is $66.7 million.

Recent Developments

On July 13, 2001, the Company entered into a definitive merger agreement with Sanmina Corporation, providing for a merger of the Company with a wholly-owned subsidiary of Sanmina, pursuant to which each outstanding share of the Company's common stock will be converted into the right to receive 1.36 shares of Sanmina common stock. The transaction, which is subject to the approval of Sanmina's and the Company's stockholders and certain U.S. and international regulatory authorities, is expected to close in the fourth calendar quarter of 2001. The merger is to be voted on by the Company's shareholders on December 6, 2001.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Short-term interest rate changes can impact the Company's interest expense on its variable interest rate debt, as well as the discount (reflected as interest expense) on its accounts receivable sold under an asset securitization agreement. Outstanding variable interest rate debt and accounts receivable sold approximated $484.3 million at September 30, 2001. A one-percentage point change in short-term interest rates could have a current interest expense impact of approximately $5 million on an annual basis. Changing interest rates could have a larger impact on future earnings if variable interest rate debt is used to finance acquisitions and growth beyond that currently projected. Presently, fixed-rate debt approximates 80% of the borrowings being used to finance the Company's operations.

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

At September 30, 2001, the Company had approximately $209 million in non-U.S. dollar denominated long-term intercompany advances that are exposed to fluctuations in currency exchange rates. The net translation adjustment on these intercompany advances is reflected in other comprehensive income. Euro denominated intercompany advances amounted to $126 million at September 30, 2001. September 30, 2001 intercompany advances denominated in Brazilian reals amounted to $43 million, with $19 million being denominated in Finnish marks and $21 million denominated in Australian dollars. The Euro and Finnish mark have strengthened against the U.S. dollar since June 30, 2001.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

2.3 Agreement and Plan of Reorganization, by and among Sanmina Corporation, Sun Acquisition Subsidiary, Inc. and SCI Systems, Inc. as amended and restated (included as Annex A to the Proxy Statement/Prospectus which is part of Sanmina Corporation's Registration Statement (No. 333-67326) filed on Form S-4 with the Securities and Exchange Commission on August 10, 2001, and incorporated herein by reference).

2.4 Amendment to Agreement and Plan of Reorganization dated as of September 14, 2001 among Sanmina Corporation, Sun Acquisition Subsidiary, Inc. and SCI Systems, Inc. (incorporated herein by reference to Exhibit 2.4 to Amendment No. 1 to Sanmina Corporation's Registration Statement (No. 333-67326) filed on Form S-4 with the Securities and Exchange Commission on September 26, 2001).

2.5 Form of Employment Agreement among Sanmina Corporation, SCI Systems, Inc. and Eugene Sapp, Sr. (incorporated herein by reference to Exhibit 2.5 to Amendment No. 2 to Sanmina Corporation's Registration Statement (No. 333-67326) filed on Form S-4 with the Securities and Exchange Commission on November 1, 2001).

2.6 Form of Employment Agreement among Sanmina Corporation, SCI Systems, Inc. and Robert C. Bradshaw (incorporated herein by reference to Exhibit 2.6 to Amendment No. 2 to Sanmina Corporation's Registration Statement (No. 333-67326) filed on Form S-4 with the Securities and Exchange Commission on November 1, 2001).

2.7 Form of Employment Agreement among Sanmina, SCI Systems, Inc. and James E. Moylan (incorporated herein by reference to Exhibit 2.7 to Amendment No. 2 to Sanmina Corporation's Registration Statement (No. 333-67326) filed on Form S-4 with the Securities and Exchange Commission on November 1, 2001).

99.1 Form of SCI Systems, Inc. Voting Agreement dated as of July 13, 2001 among Sanmina Corporation and certain stockholders of SCI Systems, Inc. listed therein (incorporated herein by reference to Exhibit 2.2 of Sanmina Corporation's Registration Statement (No. 333-67326) filed on Form S-4 with the Securities and Exchange Commission on August 10, 2001).

99.2 Form of Sanmina Corporation Voting Agreement dated as of July 13, 2001 among SCI Systems, Inc. and the certain stockholders of the Registrant listed therein (incorporated herein by reference to Exhibit 2.3 of Sanmina Corporation's Registration Statement (No. 333-67326) filed on Form S-4 with the Securities and Exchange Commission on August 10, 2001).

99.3 Amendment to Rights Agreement between SCI Systems, Inc. and Mellon Investor Services, Inc. dated July 13, 2001.

99.4  Waiver and Consent

(b) Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2001:

On July 16, 2001, the Company filed a Current Report on Form 8-K relating to a definitive merger agreement among the Company, Sanmina Corporation and a wholly owned subsidiary of Sanmina Corporation, whereby the subsidiary will merge with and into the Company and each outstanding share of the Company's common stock will be converted into the right to receive 1.36 shares of Sanmina Corporation common stock.

On August 13, 2001, the Company filed a Current Report on Form 8-K relating to an amendment to the definitive merger agreement entered into by the Company and Sanmina Corporation and announced the filing of Sanmina Corporation's Registration Statement on Form S-4 related thereto.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SCI Systems, Inc.
                                                  -----------------
                                                  (Registrant)

                                                  SCI SYSTEMS, INC.

Date: November 13, 2001                           By: /s/ James E. Moylan, Jr.
      -----------------                               --------------------------
                                                  James E. Moylan, Jr.
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

Date: November 13, 2001                           By: /s/ John M. Noll
      -----------------                               --------------------------
                                                  John M. Noll
                                                  Assistant Vice President,
                                                  Corporate Controller
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
  No.                                Description
--------------------------------------------------------------------------------
  2.3 Agreement and Plan of Reorganization, by and among Sanmina Corporation, Sun Acquisition Subsidiary, Inc. and SCI Systems, Inc. as amended and restated (included as Annex A to the Proxy Statement/Prospectus which is part of Sanmina Corporation's Registration Statement (No. 333-67326) filed on Form S-4 with the Securities and Exchange Commission on August 10, 2001, and incorporated herein by reference).

  2.4 Amendment to Agreement and Plan of Reorganization dated as of September 14, 2001 among Sanmina Corporation, Sun Acquisition Subsidiary, Inc. and SCI Systems, Inc. (incorporated herein by reference to Exhibit 2.4 to Amendment No. 1 to Sanmina Corporation's Registration Statement (No. 333-67326) filed on Form S-4 with the Securities and Exchange Commission on September 26, 2001).

  2.5 Form of Employment Agreement among Sanmina Corporation, SCI Systems, Inc. and Eugene Sapp, Sr. (incorporated herein by reference to Exhibit
         2.5 to Amendment No. 2 to Sanmina Corporation's Registration Statement (No. 333-67326) filed on Form S-4 with the Securities and Exchange Commission on November 1, 2001).

  2.6 Form of Employment Agreement among Sanmina Corporation, SCI Systems, Inc. and Robert C. Bradshaw (incorporated herein by reference to Exhibit 2.6 to Amendment No. 2 to Sanmina Corporation's Registration Statement (No. 333-67326) filed on Form S-4 with the Securities and Exchange Commission on November 1, 2001).

  2.7 Form of Employment Agreement among Sanmina Corporation, SCI Systems, Inc. and James E. Moylan (incorporated herein by reference to Exhibit
         2.7 to Amendment No. 2 to Sanmina Corporation's Registration Statement (No. 333-67326) filed on Form S-4 with the Securities and Exchange Commission on November 1, 2001).

 99.1 Form of SCI Systems, Inc. Voting Agreement dated as of July 13, 2001 among Sanmina Corporation and certain stockholders of SCI Systems, Inc. listed therein (incorporated herein by reference to Exhibit 2.2 of Sanmina Corporation's Registration Statement (No. 333-67326) filed on Form S-4 with the Securities and Exchange Commission on August 10,
         2001).

 99.2 Form of Sanmina Corporation Voting Agreement dated as of July 13, 2001 among SCI Systems, Inc. and the certain stockholders of the Registrant listed therein (incorporated herein by reference to Exhibit 2.3 of Sanmina Corporation's Registration Statement (No. 333-67326) filed on Form S-4 with the Securities and Exchange Commission on August 10,
         2001).

 99.3 Amendment to Rights Agreement between SCI Systems, Inc. and Mellon Investor Services, Inc. dated July 13, 2001.

 99.4    Waiver and Consent